Form 10-Q
period 2015-06-30
INTELLIGENT CLOUD RESOURCES INC.
filed 2015-09-03
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2015

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-202294

INTELLIGENT CLOUD RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Intelligent Cloud Resources, Inc.

2602 Innisfil Road

Mississauga, Ontario, L5M 4H9, Canada

(Address of principal executive offices)(Zip Code)

(647) 478-6385

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of September 1, 2015, the registrant had 6,000,000 shares of its common stock outstanding.

INTELLIGENT CLOUD RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Intelligent Cloud Resources, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Financial Statements

INTELLIGENT CLOUD RESOURCES INC.

For the Six months Ended June 30, 2015

1

INTELLIGENT CLOUD RESOURCES INC.

For the Six months Ended June 30, 2015

Financial Statements

Condensed Balance Sheets	3

Condensed Statements of Operations and Comprehensive Loss	4

Condensed Statements of Cash Flows	6

Notes to Condensed Financial Statements	7 - 9

INTELLIGENT CLOUD RESOURCES INC.

CONDENSED BALANCE SHEETS

As at June 30, 2015 and December 31, 2014

	2015	2014
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	876	991
Prepaid expenses	310	—
Due from shareholders [Note 5]	—	3,375
Due from related party [Note 5]	1,563	1,563
Total current assets	2,749	5,929
TOTAL ASSETS	2,749	5,929

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Accrued liabilities	8,291	1,461
Due to shareholders [Note 5]	3,151	—
Total current liabilities	11,442	1,461
TOTAL LIABILITIES	11,442	1,461

STOCKHOLDERS' (DEFICIENCY) EQUITY
Authorized:
7,500,000 common stock, par value $0.001 Issued and outstanding:
6,000,000 common stock at $0.001 as at June 30, 2015 (December 31, 2014: 6,000,000) [Note 4]	6,000	6,000
Additional paid-in capital	12,162	12,162
Accumulated Deficit	(26,864)	(13,711)
Accumulated other comprehensive income	9	17
Total stockholders' (deficiency) equity	(8,693)	4,468
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	2,749	5,929

Going concern (Note 2)

Subsequent events (Note 6)

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended June 30, 2015

Three months
ended
June 30, 2015
$

REVENUE	-

EXPENSES
Professional fee	9,896
Bank charges	60
Total expenses	9,956
Net loss for the period before income taxes	(9,956)
Income taxes	-
Net loss for the period	(9,956)
Foreign currency translation adjustment	(3)
COMPREHENSIVE LOSS	(9,959)

Loss per share, basic and diluted	(0.002)

Weighted average number of common stock outstanding, basic and diluted	6,000,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

For the six months ended June 30, 2015

Six months ended
June 30, 2015
$

REVENUE	-

EXPENSES
Professional fee	13,001
Bank charges	152
Total expenses	13,153
Net loss for the period before income taxes	(13,153)
Income taxes	-
Net loss for the period	(13,153)
Foreign currency translation adjustment	(8)
COMPREHENSIVE LOSS	(13,161)

Loss per share, basic and diluted	(0.002)

Weighted average number of common stock outstanding, basic and diluted	6,000,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2015

Six months ended
June 30, 2015
$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(13,153)

Changes in operating assets and liabilities:
Prepaid expenses	(310)
Accrued liabilities	6,830
Net cash used in operating activities	(6,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from shareholders	3,375
Due to shareholders	3,151
Net cash provided by financing activities	6,526

Net decrease in cash during the period	(107)

Effect of foreign currency translation	(8)

Cash, beginning of the period	991
Cash, end of the period	876

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Condensed Interim Financial Statements

1.	NATURE OF OPERATIONS

Intelligent Cloud Resources Inc. (the “Company”) was incorporated on March 27, 2014 in the state of Nevada. The Company is engaged in providing IT solutions and Cloud based services.

The Company’s principal place of business is located at 2602 Innisfil Road, Mississauga, Ontario L5M 4H9, Canada.

2.	GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the period ended December 31, 2014.

The Company’s fiscal year-end is December 31. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar.

The condensed interim financial statements do not include any comparative information as there were no significant transactions from March 27 to June 30, 2014.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Condensed Interim Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include accruals and going concern assessment. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its financial statements and related disclosures.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company adopted the new requirements in its financial reporting effective from January 1, 2015.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Condensed Interim Financial Statements

4.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at June 30, 2015, the Company is authorized to issue 7,500,000 shares of common stock, with par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

During the period ended December 31, 2014, the Company issued:

-	3,000,000 and 1,500,000 shares of common stock at par value of $0.001 to its founders, Fatima Khan and Rehan Saeed, respectively; and
-	1,500,000 shares of common stock for $13,662 cash to 30 investors in a private placement.

At June 30, 2015, there were 6,000,000 shares of common stock issued and outstanding (December 31, 2014 - 6,000,000).

5.	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions are considered to be related party transactions if management has the ability to exercise significant control through its ownership of shares and presence on the board of directors. Transactions with related parties are in the normal course of operations and are recorded at the exchange amount, which is the amount of consideration established and agreed upon by the related parties. The amounts due from shareholders and other related party are unsecured, non-interest bearing and are payable on demand.

6.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to September 1, 2015, the date the unaudited condensed interim financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, "$" and "dollars".

Overview

Intelligent Cloud Resources Inc. (“Intelligent Cloud”) was incorporated on March 27, 2014 under the laws of the State of Nevada as a development stage company. The Company aims to offer cloud enabler and cloud broker services to small and medium sized organizations in Canada and plans to expand to such organizations in the United States in the future. The Company has a strong development team who can build all types of applications on cloud computing and can perform cloud enabler and cloud broker services. Intelligent Cloud Resources will help businesses to break away all of the barriers associated with installing software on to physical hardware by making the software from anywhere on the globe. For those enterprises that have security concerns for deploying their applications on a public cloud, the Company can also build a private cloud accessible to only those persons who work within the organization.

As of the date of this prospectus, neither our website nor any other application has been developed to the point that we can describe specifically its nature or its scope. We anticipate that we will receive revenue from the sale of our cloud services to companies. Specifically, Intelligent Cloud plans to offer the best quality cloud computing services to the SME (small and medium-sized enterprises) sector of Canada for a monthly service charge and eventually expand such services to this sector in the United States.

As of the date of this prospectus, the amounts of the prices for our products have not been determined. As our platform and services are developed, we will determine the prices based upon our costs and the prices of competing services.

We have limited operational history. We have not yet generated revenue and we continue to incur substantial operating loss and an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, our cloud services, website and other applications, and ultimately, achieve profitable operations.

Plan of Operations

Intelligent Cloud has not had any significant revenues generated from its business operations since inception. Intelligent Cloud expects that the revenues generated from its business for the next 12 months will not be enough for its required working capital. Until Intelligent Cloud is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity or debt financing.

At any phase, if Intelligent Cloud finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If Intelligent Cloud cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital. Intelligent Cloud expects to raise the required funds for the next 12 months with equity or debt financing.

During the next 12 months, management anticipates spending approximately $420,000 on the development, marketing and sales of the Technology in the next 12 months. Intelligent Cloud anticipates a product launch in 2015.

The estimated breakdown is as follows:

Purpose	Amount
Payroll	$180,000
Research and Development	$28,000
Marketing	$57,000
Professional and Consulting Fees	$50,000
Office Lease Expenses	$30,000
Travel Expenses	$20,000
Management and Operational Costs	$30,000
Miscellaneous Costs	$25,000
Total	$420,000

Results of Operations - Three months ended June 30, 2015

A summary of our operations for the three months ended June 30, 2015 follows:

Three Months Ended June 30, 2015

Revenue	$-
Professional Fees	9,896
Bank Charges	60
Total Operating Expenses	9,956
Net Loss	$(9,956)

Revenue

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from March 27, 2014 (Inception) to June 30, 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Expenses

Total operating expenses for the three months ended June 30, 2015 were $9,956.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Net Losses

For the three months ended June 30, 2015, the Company had a net loss of $9,956 ($9,959 with foreign currency translation adjustment of (3)).

Results of Operations - Six months ended June 30, 2015

Below is a summary of our operations for the six months ended June 30, 2015. Since our date of Inception was March 27, 2014, there is not a meaningful comparison of the results of operations for the six months ended June 30, 2014.

Six Months Ended June 30, 2015

Revenue	$-
Professional Fees	13,001
Bank Charges	152
Total Operating Expenses	13,153
Net Loss	$(13,153)

Revenue

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from March 27, 2014 (Inception) to June 30, 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Expenses

Total operating expenses for the six months ended June 30, 2015 was $13,153, comprised primarily of professional fees of $13,001 and bank charges of $152.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Net Losses

Net loss for the six months ended June 30, 2015 was $13,153 ($13,161 with foreign currency translation adjustment of (8)), comprised primarily of professional fees of $13,001 and bank charges of $152.

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash of $876, prepaid expenses of $310 and amount due from related party of $1,563. The Company’s liabilities as of June 30, 2015 were $11,442, which comprised accrued liabilities amounting to $8,291 and an amount of $3,151 due to shareholders. As at June 30, 2015, the Company had a working capital deficit of $8,693.

The following is a summary of the Company's cash flows provided by (used in) operating, and financing activities for the three months and six months ended to June 30, 2015:

For the six months ended June 30, 2015 $
Net Cash (Used in) Operating Activities	(6,633)
Net Cash Provided by Financing Activities	6,526
Net (Decrease) Increase in Cash and Cash Equivalents	(107)

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2015, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Our financial statements do not include any comparative information as there were no significant transactions from March 27 to June 30, 2014.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2015.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the six months ended June 30, 2015. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding financial disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective July 1, 2015, the Company’s principal executive offices are located at 8717 N. Mattox Rd. Apt C198, Kansas City, MO, 64154, USA.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 3, 2015

Intelligent Cloud Resources, Inc.

/s/ Fatima Khan
Name: Fatima Khan
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Financial Officer)

