Form 10-Q/A
period 2015-06-30
INTELLIGENT CLOUD RESOURCES INC.
filed 2015-10-06
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☒   No ☐

As of September 1, 2015, the registrant had 6,000,000 shares of its common stock outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 originally filed with the Securities and Exchange Commission (“Commission”) on September 3, 2015 to restate the shell status of the Registrant.

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

Date: October 6, 2015

Intelligent Cloud Resources, Inc.

/s/ Fatima Khan
Name: Fatima Khan
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Financial Officer)

