Form 10-Q
period 2015-09-30
INTELLIGENT CLOUD RESOURCES INC.
filed 2015-11-13
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2015

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-202294

INTELLIGENT CLOUD RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Intelligent Cloud Resources, Inc.

8717 N. Mattox Rd. Apt C198

Kansas City, MO, 64154

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

Yes ☒   No ☐

As of November 13, 2015, the registrant had 6,000,000 shares of its common stock outstanding.

INTELLIGENT CLOUD RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

INTELLIGENT CLOUD RESOURCES INC.

For the Nine months Ended September 30, 2015

INTELLIGENT CLOUD RESOURCES INC.

Condensed Financial Statements

Condensed Balance Sheets as at September 30, 2015 (Unaudited) and December 31, 2014 (Audited)	3

Condensed Interim Statements of Operations and Comprehensive Loss for the three months ended September 30, 2015 and 2014(Unaudited)	4

Condensed Interim Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2015 and for the period from March 27, 2014 (Inception) to September 30, 2014 (Unaudited)	5

Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2015 and for the period from March 27, 2014 (Inception) to September 30, 2014 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7 - 9

INTELLIGENT CLOUD RESOURCES INC.

CONDENSED BALANCE SHEETS

As at September 30, 2015 and December 31, 2014

	2015	2014
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	776	991
Prepaid expenses	310	—
Due from shareholders [Note 5]	—	3,375
Due from related party [Note 5]	1,563	1,563
Total current assets	2,649	5,929
TOTAL ASSETS	2,649	5,929

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Accrued liabilities	11,614	1,461
Due to shareholders [Note 5]	3,151	—
Total current liabilities	14,765	1,461
TOTAL LIABILITIES	14,765	1,461

STOCKHOLDERS' (DEFICIENCY) EQUITY
Authorized:
7,500,000 common stock, par value $0.001
Issued and outstanding:
6,000,000 common stock at $0.001 as at September 30, 2015 (December 31, 2014: 6,000,000) [Note 4]	6,000	6,000
Additional paid-in capital	12,162	12,162
Accumulated Deficit	(30,256)	(13,711)
Accumulated other comprehensive (loss) income	(22)	17
Total stockholders' (deficiency) equity	(12,116)	4,468
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,649	5,929

Going concern (Note 2)

Subsequent events (Note 6)

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended September 30, 2015 and 2014 (Unaudited)

	Three months	Three months
	ended	ended
	September 30, 2015	September 30, 2014
	$	$

REVENUE	—	—

EXPENSES
Professional fees	3,323	8,081
Bank charges	69	82
Total expenses	3,392	8,163
Net loss for the period before income taxes	(3,392)	(8,163)
Income taxes	—	—
Net loss for the period	(3,392)	(8,163)
Foreign currency translation adjustment	(31)	81
COMPREHENSIVE LOSS	(3,423)	(8,082)

Loss per share, basic and diluted	(0.001)	(0.002)

Weighted average number of
common stock outstanding, basic and diluted	6,000,000	4,891,758

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the nine months ended September 30, 2015 and for the period from March 27, 2014 (Inception) to September 30, 2014 (Unaudited)

	Nine months
	ended	Period ended
	September 30, 2015	September 30, 2014
	$	$

REVENUE	—	—

EXPENSES
Professional fees	16,324	8,081
Bank charges	221	82
Total expenses	16,545	8,163
Net loss for the period before income taxes	(16,545)	(8,163)
Income taxes	—	—
Net loss for the period	(16,545)	(8,163)
Foreign currency translation adjustment	(39)	81
COMPREHENSIVE LOSS	(16,584)	(8,082)

Loss per share, basic and diluted	(0.003)	(0.002)

Weighted average number of
common stock outstanding, basic and diluted	6,000,000	4,690,642

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2015 and for the period from March 27, 2014 (Inception) to September 30, 2014 (Unaudited)

	Nine months
	ended	Period ended
	September 30, 2015	September 30, 2014
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(16,545)	(8,163)

Changes in operating assets and liabilities:
Prepaid expenses	(310)	—
Accrued liabilities	10,153	3,633
Net cash used in operating activities	(6,702)	(4,530)

INVESTING ACTIVITIES
Due to a related party	—	916
Cash provided by investing activities	—	916

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	12,262
Due from shareholders	3,375	—
Due to shareholders	3,151	—
Net cash provided by financing activities	6,526	12,262

Net (decrease) increase in cash during the period	(176)	8,648

Effect of foreign currency translation	(39)	81

Cash, beginning of the period	991	—
Cash, end of the period	776	8,729

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Unaudited Condensed Interim Financial Statements

1.	NATURE OF OPERATIONS

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

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Unaudited Condensed Interim Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include accruals and going concern assessment. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

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

Notes to the Unaudited Condensed Interim Financial Statements

4.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at September 30, 2015, the Company is authorized to issue 7,500,000 shares of common stock, with par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

During the period ended December 31, 2014, the Company issued:

-	3,000,000 and 1,500,000 shares of common stock at par value of $0.001 to its founders, Fatima Khan and Rehan Saeed, respectively; and
-	1,500,000 shares of common stock for $13,662 cash to 30 investors in a private placement.

At September 30, 2015, there were 6,000,000 shares of common stock issued and outstanding (December 31, 2014 - 6,000,000).

5.	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions are considered to be related party transactions if management has the ability to exercise significant control through its ownership of shares and presence on the board of directors. Transactions with related parties are in the normal course of operations and are recorded at the exchange amount, which is the amount of consideration established and agreed upon by the related parties. The amounts due to and from shareholders and other related party are unsecured, non-interest bearing and are payable on demand.

6.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 13, 2015, the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

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

Plan of Operations

Intelligent Cloud has not had any revenues generated from its business operations since inception. Intelligent Cloud expects that the revenues generated from its business for the next 12 months will not be enough for its required working capital. Until Intelligent Cloud is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity or debt financing.

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

During the next 12 months, management anticipates spending approximately $420,000 on the development, marketing and sales of the Technology. Intelligent Cloud anticipates a product launch in 2016.

The estimated breakdown is as follows:

Purpose	Amount
Payroll	$180,000
Research and Development	$28,000
Marketing	$57,000
Professional and Consulting Fees	$50,000
Office Lease Expenses	$30,000
Travel Expenses	$20,000
Management and Operational Costs	$30,000
Miscellaneous Costs	$25,000
Total	$420,000

Results of Operations – Three months ended September 30, 2015 and 2014

A summary of our operations for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Revenue	$-	$-
Professional Fees	3,323	8,081
Bank Charges	69	82
Total Operating Expenses	3,392	8,163
Net Loss	$(3,392)	$(8,163)

Revenue

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from March 27, 2014 (Inception) to September 30, 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Expenses

Total operating expenses for the three months ended September 30, 2015 were $3,392. These mainly comprised review fee amounting to $1,558, edgarization fee amounting to $1,200 and accounting services fee amounting to $565.

Total operating expenses for the three months ended September 30, 2014 were $8,163. These mainly comprised audit fee amounting to $3,670, legal fee amounting to $2,752 and incorporation expenses amounting to $741.

Operating expenses are higher in the three months ended September 30, 2014 because of the year-end audit and legal expenses in relation to the initial filings.

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

Net Losses

For the three months ended September 30, 2015 and 2014, the Company had a net loss of $3,392 ($3,423 with foreign currency translation adjustment of ($31)) and $8,163 ($8,082 with foreign currency translation adjustment of $81) respectively.

Results of Operations – Nine months ended September 30, 2015 and period from March 27, 2014 (Inception) to September 30, 2014

A summary of our operations for the nine months ended September 30, 2015 and for the period from March 27, 2014 (Inception) to September 30, 2014 is as follows:

	Nine Months Ended September 30, 2015	Period Ended September 30, 2014

Revenue	$-	$-
Professional Fees	16,324	8,081
Bank Charges	221	82
Total Operating Expenses	16,545	8,163
Net Loss	$(16,545)	$(8,163)

Revenue

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from March 27, 2014 (Inception) to September 30, 2015. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Expenses

For the nine months ended September 30, 2015, the Company had operating expenses of $16,545. These primarily comprised legal fees amounting to $7,025, audit and review fee amounting to $4,941, edgarization fee amounting to $3,228 and accounting services fee amounting to $1,130

For the period from March 27, 2014 to September 30, 2014, the Company had operating expenses of $8,163. These mainly comprised audit fee amounting to $3,670, legal fee amounting to $2,752 and incorporation expenses amounting to $741.

Operating expenses are higher in the nine months ended September 30, 2015 primarily due to legal fee with respect to quarterly filings and due to quarterly reviews.

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

Net Losses

For the nine months ended September 30, 2015, the Company had a net loss of $16,545, comprising of professional fees of $16,324, and bank charges of $221.

For the period from March 27, 2014 to September 30, 2014, the Company had a net loss of $8,163, comprising of professional fees of $8,081, and bank charges of $82.

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash of $776, prepaid expenses of $310 and amount due from related party of $1,563. The Company’s liabilities as of September 30, 2015 were $14,765, which comprised accrued liabilities amounting to $11,614 and an amount of $3,151 due to shareholders. As at September 30, 2015, the Company had a working capital deficit of $12,116.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2015 and for the period from March 27, 2014 (Inception) to September 30, 2014:

	For nine months ended September 30, 2015 $	For the period ended September 30, 2014 $
Net Cash used in Operating Activities	(6,702)	(4,530)
Net Cash used in Investing Activities	-	916
Net Cash provided by Financing Activities	6,526	12,262
Net (decrease) increase in Cash and Cash Equivalents	(176)	8,648

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2015, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Our financial statements do not include any comparative information as there were no significant transactions from March 27 to September 30, 2015.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2015.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the nine months ended September 30, 2015. Actual results could differ from those estimates made by management.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Date: November 13, 2015

Intelligent Cloud Resources, Inc.

/s/ Fatima Khan
Name: Fatima Khan
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Financial Officer)

