Form 10-K
period 2015-12-31
INTELLIGENT CLOUD RESOURCES INC.
filed 2016-03-22
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-192060

INTELLIGENT CLOUD RESOURCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8717 N. Mattox Rd., C198

Kansas City, MO 64154
Telephone: (647)478-6385

(Address and telephone number of Registrant’s principal executive offices)

Copies of communications to:

Gregg E. Jaclin, Esq.

Szaferman, Lakind, Blumstein & Blader, P.C.

101 Grovers Mill Road

Lawrenceville, New Jersey 08648

Tel. No.: (609) 275-0400

Fax No.: (609) 275-4511

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 22, 2016, the Company had 6,000,000 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTELLIGENT CLOUD RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

PART I

ITEM 1. BUSINESS

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

As of the date of this prospectus, neither our website nor any other application has been developed to the point that we can describe specifically its nature or its scope. We have started generating minimal revenue and anticipate an increase in revenue from the sale of our cloud services to companies. Specifically, Intelligent Cloud plans to offer the best quality cloud computing services to the SME (small and medium-sized enterprises) sector of Canada for a monthly service charge and eventually expand such services to this sector in the United States.

As of the date of this prospectus, the amounts of the prices for our range from $500 and up depending on the complexity of the software. As our platform and services are developed, we will adjust the prices based upon our costs, the prices of competing services and the terms of the contract with our clients.

We have limited operational history. We have not yet generated significant revenue and we continue to incur substantial operating loss and an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, our cloud services, website and other applications, and ultimately, achieve profitable operations.

We are currently a development stage company and have just started generating minimal revenue. We do not currently engage in significant business activities that provide cash flow. The contracts we have secured are expected to be an assessment of our current capabilities and will help us determine factors such as how many hours are put in and whether or not we should adjust our prices accordingly. We may require additional capital to implement our business and fund our operations. See “Management’s Discussion and Analysis” on page 10.

The Company’s fiscal year end is December 31. The Company’s principal executive office and mailing address is 8717 N. Mattox Rd., C198, Kansas City, MO 64154. Our telephone number is (647)478-6385.

Our Business

The Company intends to offer cloud-enabler and cloud broker services mainly to small and medium sized organizations in Canada. The Company plans to hire a strong development team who can build all types of applications on cloud computing and can perform cloud enabler and cloud broker services. Intelligent Cloud Resources will help businesses to break away all of the barriers associated with installing software on to physical hardware by making the software available from anywhere on the globe. For those enterprises that have security concerns for deploying their applications on a public cloud, the Company also plans to build a private cloud accessible to only those persons who work within the organization.

Intelligent Cloud will offer enormous advantages over traditional ways of managing information on the customer local desktop or in a LAN. An important advantage involves better access to the data and improved reliability and robustness. Data in the cloud can be easily mirrored and backed up in multiple geographical locations, giving customers far higher reliability even if one server location is affected due to natural or man-made disasters. There is also a great advantage of scalability because companies can instantly add new servers and disc spaces to their infrastructure if a website gets a lot of hits. Thus, Intelligent Cloud computing is a way of utilizing computing infrastructure – applications, data storage, and accounting – on the Internet, allowing access to the data and applications from multiple locations. The following are the key features of Intelligent Cloud computing:

☐   Server Virtualization and Consolidation.

☐   Network Virtualization and optimizing Storage.

☐   Scalability.

☐   High Availability.

☐   Efficient Backup.

☐   On Demand Provisioning.

☐   Management and Automation.

☐   Less CAPEX High ROI

The team of Intelligent Cloud Resources has experts who will guide its customers through the right process for the migration and will provide hand holding support to them during the entire process and will help them tap the full power of the cloud.

As of the date of this Annual Report, our cloud enabler and cloud broker services have not been fully developed and we have not received significant revenue from the sale of our cloud services. Specifically, customers will be charged a customized fee to develop their cloud platform for a fee of between $500 and $2,000. Customers will also pay us a monthly hosting fee of between $20 and $50.

Prior to filing this Annual Report, we entered into contracts with two clients under which we will provide cloud computing services for 6 months. We will work directly with the clients to design customized internal databases for their companies. The fees to the Company under the terms of these contract are $500 and $550.

The team of experts that Intelligent Cloud Resources plans to hire will be competitive enough to manage the IT infrastructure of small, medium, multinationals and large companies and enterprises and would perform the services in the following major areas:

●	Cloud Migration- Migrating to the cloud is a complex task and it requires careful planning and analysis of data storage and application requirements. Intelligent Cloud Resources would help to develop the right migration strategy and migrate the clients’ data and processes to the cloud with the least amount of service disruption.

●	Infrastructure Management- The Company’s team of engineers would assist the clients’ developers in setting up the production environment, managing the release schedules and getting the infrastructure configured.

●	VoIP Solution on Cloud- For businesses providing enterprise-grade VoIP solutions it is imperative that they cut their infrastructure costs while working to improve their reliability. Cloud computing can pair up with VoIP to offer a quality and reliable voice solution at an affordable price. Intelligent Cloud Resources team will setup VoIP infrastructure on the cloud.

●	Cloud Management- Cloud management is a set of approaches and technologies that lets the client leverage the full power of the cloud. Intelligent Cloud Resources would provide the tools and support to maintain a 24/7 uptime with proper disaster planning and a solution that will satisfy the security compliance requirements.

●	Application Development- Application development on the cloud is quite different from application development involving a single server. Intelligent Cloud Resources would plan and design the whole application with the cloud in mind and will the clients scale application in a big way.

●	Cloud Enablement- The cloud enablement service of Intelligent Cloud Resources will be designed to help in developing the right cloud strategy that has a sound business footing. It will help to understand the flexibility, reliability and scalability, cloud computing can provide with various data points and technical support to choose the right approach in migrating to servers and applications to the cloud.

As of the date of this Annual Report, the amounts of the prices for our products have not been determined. As our technology is further developed and completed, we will determine the prices based upon our costs, the prices of competing products and the terms of the contract with our clients.

At any phase, if we find that we do not have adequate funds to complete a phase, we may have to suspend its operations and attempt to raise more money so we can proceed with the business operations. If we cannot raise the capital to proceed we may have to suspend operations until we have sufficient capital. We expect to raise the required funds for the next 12 months with equity or debt financing.

To become profitable and competitive, we need to develop and advance the technology to a point where it can be sold commercially. To achieve this goal, management has prepared the following phases for its plan of operation for the next 12 months.

Phase 1 - Develop the Technology (12 months)

Intelligent Cloud Resources has planned to perform the services in two major areas (i) Cloud Broker Services (ii) Cloud Enabler Services. Intelligent Cloud Resources would help its clients in the following manner:

●	Developing private clouds and to determine hardware procurements

●	Identifying the right cloud technology

●	Implementing IT

●	Migrating existing applications and services to the cloud environment

●	Documenting the procedure and training in-house staff

Intelligent Cloud Resources would also help customers migrate their applications or servers which are running on traditional hardware to move to Amazon AWS or Rackspace and will provide consultation services and technical services for doing this migration. For cloud enablement, we have implemented open source cloud technologies for the private cloud, which can compete with the licensed and costly cloud technologies. Currently many licensed cloud technologies are creating a vendor lock-in for the enterprises, which would need customers to pay hefty amount for the licenses and support.

Expansion Plan

The Company will undergo an aggressive expansion after the successful execution of the initial Phase 1. The business will be expanded in four steps. In the first phase, the Company will focus on the Toronto area. In the second phase, the Company will move to the Ottawa, Ontario and Winnipeg areas, and then throughout the Canada in the next phase. In the fourth phase, the Company will expand into the United States. The time spam for moving one phase to other depends on the market scenario and overall performance of the Company.

Cloud Broker Services

It can be a difficult task for a business to choose the right cloud provider. Intelligent Cloud Resources will play the role of a cloud broker and can explain the advantages and disadvantages in each cloud provider.

Cloud Enabler Services

Intelligent Cloud Resources will offer services of all four models of cloud deployment: Private Cloud, Public Cloud, Hybrid Cloud and Community Cloud. However, due to data security issues in Canada, we will focus on private clouds.

Private Cloud- Private Cloud Computing architecture is dedicated to the customer and is not shared with other organizations. This model of computing is expensive but considered more secure than public clouds. However, we will offer private clouds at the same rates as public cloud computing. Services such as those sold by Amazon and Salesforce.com have diminished to an extent the demand for in-house equipment and software licenses has increased. Private clouds are popular for companies that have security concerns such as government and financial services. They enable these companies to control all aspects of their cloud services and safeguard all data and applications flowing through the organization.

Public Cloud- The computing infrastructure is hosted at the vendor’s premises. The customer has no visibility over the location of the cloud computing infrastructure. The computing infrastructure is shared between organizations. We will also offer the services of Public Cloud for customers who request this service.

Hybrid Cloud- Organizations host some critical, secure applications in private clouds. Other applications are hosted in the public cloud. The combination is known as Hybrid Cloud. Also, another form of a hybrid cloud is called ‘Cloud bursting.’ This term is used to define a system where the organization uses its own infrastructure for normal usage, but cloud is used for peak loads.

Community Cloud- The cloud infrastructure is shared between the organizations of the same community. For example, all the government agencies in a city can share the same cloud but not the non-government agencies.

The Cloud Computing Market

Software as a Service

This is the most common form of cloud computing which we see in action. It is a complete software offering on the cloud. Data is accessed by the customers on pay per use basis. The consumer does not manage or control the underlying cloud infrastructure, network, servers, operating systems, storage, or even individual application capabilities, with the possible exception of limited user-specific application configuration settings.

Platform as a Service

Platform as a service (PaaS) is the delivery of a computing platform and solution stack as a service. PaaS offerings facilitate deployment of applications without the cost and complexity of buying and managing the underlying hardware and software and provisioning hosting capabilities, providing all of the facilities required to support the complete life cycle of building and delivering web applications and services entirely available from the Internet. PaaS offerings may include facilities for application design, application development, testing, deployment and hosting as well as application services such as team collaboration, web service integration and marshalling, database integration, security, scalability, storage, persistence, state management, application versioning, application instrumentation and developer community facilitation. These services may be provisioned as an integrated solution over the web.

Infrastructure as a Service

Hardware related services are provided using the principles of Cloud Computing. These include disk storage and virtual servers. The consumer has control over operating systems, storage, deployed applications, and certain networking components (e.g., firewalls, load balancers).

Competition

There are many companies who compete directly with the products and services we plan to develop. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours. Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Intelligent Cloud’s principal competitors are AFORE Solutions, Allstream, BlackIron Data, Bell Business Solutions, Cacloud, Canadian Cloud Computing Inc., Canadian Web Holding, Centrilogic, Cirruc Computing, Cloud A, Cloud Dynamics, Canada Post Vault Service, Cloud Post Vault Service, Cloud Path, Cloud Pockets, Netelligent and Radiant Communications. Some of these competitors are private corporations with no requirement for financial disclosure, Intelligent Cloud is unable to ascertain the size of their market and there is no way of quantifying and qualifying what position on a sale’s basis Intelligent Cloud is in relative to its competition.

Marketing

We will be using several marketing tools to market our products such as print and electronic media marketing. The most effective marketing channels are taken into consideration while preparing the local and print media marketing strategies. The company intends to work closely with marketing professionals to ensure that it is on the cutting edge of advertising technology. We will be focusing our efforts on internet-based marketing because we believe it to be more effective and cost-effective. However we will not ignore local and print media marketing. The marketing methods we plan to employ are below:

Website Development – The Intelligent Cloud Resources website will be developed in the first step of Internet marketing. The website will be updated regularly and will be full with information regarding the benefit of cloud computing adoption.

Listing in Online Directories and Magazines – We plan to list the name of Company in all local and international online directories of IT companies. Online directories and magazines play a critical role in Internet marketing.

Search Engine Optimization (SEO) – The Company will look into hiring a part time SEO specialist to work on improving the visibility of the website on all major search engines such as: Google, Bing, Ask, Yahoo, etc.

Paid Advertisement (Google AdSense, Facebook, etc.) – Organic SEO takes longer time to show results. It could take from 3 months to as long as 1 year or 2 to be more fruitful. Therefore, along with traditional search engine techniques, the Company may consider paid advertisements to gain a quick customer base. Initially, this will mean paid advertisements with Google and Facebook to display company website ads on all major search results and Facebook pages. The paid advertising campaign will last as the traditional SEO start showing some results.

Social Media Marketing – Social Media has proven itself the most cost-effective and efficient medium to communicate with potential clients. Intelligent Cloud Resources hopes to make full use of all popular Social Media channels such as Facebook, Twitter, YouTube, and Google+, etc. Advertisements will also be placed on Social Media sites to entice more and more customers.

YouTube Commercials – Another important channel to market the website effectively to a selected range of target audience is through YouTube commercials. The company may place properties promo videos on YouTube. This will be a cost-effective and customer focused marketing strategy.

Professional Networking – Intelligent Cloud Resources would build a professional network of industry experts mainly through online efforts such as LinkedIn etc.

Blog – A dedicated blog to educate website visitors about the important information and latest happening in the area about cloud computing will be useful.

RSS and Newsletters – Really Simple Syndication (RSS) and Newsletters will be the main features of the website. This strategy will keep the customers glued to the website.

Intellectual Property and Proprietary Rights

Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on copyright, service marks and trade secret laws, confidentiality procedures and contractual provisions.

We cannot assure you that any of our proprietary rights with respect to our products or services will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others.

Cloud Computing Market in Canada

TechNavio, a leading technology research and advisory company, forecast the Cloud Computing market in Canada will grow at a CAGR of 17.8 percent over the period 2013-2018. http://www.marketwatch.com/story/cloud-computing-market-in-canada-2014-2018-2014-08-12 Canada is currently ranked 9th out of 24 countries in the BSA Global Cloud Computing Scorecard, due largely to the lack of cyber security standards in Canada, as well as outdated copyright laws that are perceived to provide insufficient protection for online material. Existing security and privacy legislation for private firms is largely irrelevant to the cloud services industry. Despite these gaps in the regulatory framework, the Information and Communications Technology Council (ICTC) believes that cloud computing provides a high value proposition for Canada. http://www.ictc-ctic.ca/wp-content/uploads/2013/09/Canadas-Cloud-Imperative.pdf , page 4.

On the basis of the cloud industry’s total direct employment, ICTC estimates that the Canadian cloud sub-sector contributes up to $4.6 billion annually to Canadian GDP. As job opportunities in the cloud economy continue to grow and salary for ICT professionals continues to appreciate in response to growing demand for their services, the annual contribution will become $8.2 billion by 2018. According to primary consultations with Canadian cloud companies, the cloud services industry is expected to grow 20% in five years. Following are the facts of cloud computing market of Canada. http://www.ictc-ctic.ca/wp-content/uploads/2013/09/Canadas-Cloud-Imperative.pdf, page 20.

●	Half of the 360 Canadian enterprises (IT and non-IT) surveyed by ICTC have adopted identifiable cloud services. This figure is 71% for IT firms.

●	70% of cloud-using enterprises use some form of paid cloud service.

●	4/5 of paid users have recurring subscriptions to cloud services, and one-third (31%) have made a one-time purchase of cloud products/services.

●	Nearly two-thirds (61%) of companies have reduced their IT costs by switching over to cloud. This number is 68% for IT firms.

●	SaaS is the most commonly used public cloud service; more than half (53%) of cloud-using enterprises use SaaS, and an additional one-quarter are developing SaaS capabilities.

●	By 2018, ICT occupations central to cloud computing will grow by 47%.

●	By 2018, it is estimated that Canada’s cloud economy will directly employ more than 57,000 workers. When we factor indirect employment, Canada will employ more than 71,000 workers in 2018 as a result of cloud computing.

●	The Canadian cloud economy contributes $4.6 billion annually to Canadian GDP, and by 2018, this contribution will grow to become $8.2 billion.

Source: http://www.ictc-ctic.ca/wp-content/uploads/2013/09/Canadas-Cloud-Imperative.pdf , page 3.

According to the survey by Global Industry Analysts & Gartner's, cloud computing is one of the fastest growing markets, the market size is forecast to touch $222.5 billion by 2015. Cloud computing is going to change the way the world is today, the way pervasive devices store, communicate, connect and operate today, going to change the way tomorrow's products are going to be designed and developed. It is going to change the way business is conducted as on today. Many of existing technologies would be converging into cloud. Today the storage occupies biggest space in all of the connected and disconnected electronic devices. For every device which is connected to net, the storage is going to diminish and at some point there is not going any storage on these devices, they are going to be using cloud and devices would become much smaller, thinner and sleeker. More and more devices would get connected to cloud, changing the way we talk, we function& the way we work. An Independent research firm Forrester Research expects the global cloud computing market to reach $241 billion in 2020 compared to $68.5 in 2010. Forrester’s report provides market forecast on 12 different market segments for the next decade, forecasting shifts in the usage patterns of cloud infrastructure, business applications for the cloud and cloud platforms that are becoming increasingly widespread. http://airccj.org/CSCP/vol2/csit2232.pdf , page 326.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We could become subject to intellectual property infringement claims as the number of our competitors grows and our planned products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Government Regulation

Our activities are not currently subject to any particular regulations by governmental agencies other than those routinely imposed on corporate businesses. However, we cannot predict the impact of future regulations on either us or advertisers that may advertise with our Apps.

Employees

The Company does not employ any employees outside of its officers and directors, Rehan Saeed and Fatima Khan.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our principal executive office is located at 8717 N. Mattox Rd., C198, Kansas City, MO 64154, and our telephone number is (647)478-6385.

ITEM 3. LEGAL PROCEEDINGS

 From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTC Markets upon the effectiveness of the registration statement of which this Annual Report forms apart. However, we can provide no assurance that our shares of common stock will be quoted on the OTC Markets or, if quoted, that a public market will materialize.

Holders

As of December 31, 2015, there were approximately 32 holders of record of our common stock.

Rule 144 Shares

As of the date of this Annual Report, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Unregistered Sales of Equity Securities

On December 8, 2015 and December 31, 2015, the Company entered into two 10% Convertible Promissory Notes with Mini Investors Inc. in the principal amount of $25,000 and $70,000, respectively. These Notes are convertible at a fixed conversion price of $0.50 or upon default, the lessor of fixed conversion price $0.25 and 100% of 10 trading day low VWAP.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 7 constitute “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements in this Annual Report on Form 10K are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company’s filings with the Securities and Exchange Commission, press releases, and /or other public communications. Unless the context otherwise requires, the words “Intelligent Cloud” the “Company”, “we”, “us”, and “our”, refer to Intelligent Cloud Resources, Inc.

Plan of Operations

Intelligent Cloud has not had significant revenues generated from its business operations since inception. Intelligent Cloud expects that the revenues generated from its business for the next 12 months will not be enough for its required working capital. Until Intelligent Cloud is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity or debt financing.

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

Management anticipates spending approximately $420,000 on the development, marketing and sales of the Technology in the next 12 months. Intelligent Cloud anticipates a product launch in the spring season of 2016.

The estimated breakdown is as follows:

Purpose	Amount
Payroll	$180,000
Research and Development	$28,000
Marketing	$57,000
Professional and Consulting Fees	$50,000
Office Lease Expenses	$30,000
Travel Expenses	$20,000
Management and Operational Costs	$30,000
Miscellaneous Costs	$25,000
Total	$420,000

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Results of Operations

For the year ended December 31, 2015 and from March 27, 2014 (inception) to December 31, 2014

A summary of our operations for the year ended December 31, 2015 and from March 27, 2014 (Inception) to December 31, 2014 as follows:

	December 31, 2015	From March 27, 2014 (Inception) to December 31, 2014

Revenue	$-	$-
Salaries and wages	60,000	-
Professional Fees	46,446	13,547
General and administrative	654	164
Total Operating Expenses	107,100	13,711
Net Loss	$(107,100)	$(13,711)

Revenues

We have not conducted any active operations since inception. No revenue has been generated for the year ended December 31, 2015. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should we be unable to continue as a going concern.

During the year, we entered into convertible promissory note agreements with certain investors and obtained financing of $95,000. There can be no assurance that we will be able to continue to raise funds, in which case we may be unable to meet its obligations. Should we be unable to realize our assets and discharge liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2015 and from March 27, 2014 (Inception) to December 31, 2014 were $107,100 and $13,711 respectively, representing an increase of $93,389. This increase in total operating expenses is mostly attributable to an increase in salaries and wages, professional fees and general and administrative fees.

Net Loss

For the year ended December 31, 2015, we had a net loss of $107,100, comprising of salaries and wages of $60,000, legal fees of $19,445, audit and bookkeeping fees of $9,926 and other professional fees of $17,075.

For the period from March 27, 2014 to December 31, 2014, we had a net loss of $13,711, comprising of audit fees of $5,621, legal fees of $5,150, other professional fees of $2,776 and bank charges of $164.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $74,639. Our liabilities as of December 31, 2015 were $177,307, which comprised accrued liabilities amounting to $76,331, an amount of $4,849 due to stockholders, an amount of $980 due to a related party, convertible promissory notes amounting to $92,569 and derivative liability of $2,578. As at December 31, 2015, we had a negative working capital of $7,521.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2015:

For the year ended December 31, 2015 $
Net Cash (Used in) Operating Activities	(32,083)
Net Cash Provided by Financing Activities	105,767
Net Increase in Cash and Cash Equivalents	73,684

We has incurred losses since inception and our ability to continue as a going concern depends upon our ability to develop profitable operations and to continue to raise adequate financing. In order for us to meet our liabilities as they become due and to continue our operations, we are solely dependent upon our ability to generate such financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2015 had a material impact on our operations.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Critical Accounting Policies and Estimates

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in US dollars.

Our fiscal year-end is December 31. Our functional currency is Canadian (“CDN”) dollars. Our reporting currency is the U.S. dollar.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include accruals, going concern assessment and valuation allowance for deferred tax asset. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2015 and 2014.

Valuation of Derivatives

We evaluate its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. We utilized multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model. We utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

 The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note.

Fair Value of Financial Instruments

We include fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made

Our financial instruments consist of cash, due from/to a shareholder, due from/to a related party, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

We utilize various types of financing to fund its business needs, including convertible debt. We review conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2015, we had convertible debt. The fair value of the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Our derivative liability is measured at fair value on a recurring basis. We classify the fair value of these convertible notes and derivative liability under level three.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include due to shareholder and related party. Our cash, which is carried at fair value, is classified as a Level 1 financial instruments. The accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk. The estimated fair value of accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments.

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (losses)
Derivatives	$-	$-	$2,578	$(111)
Fair value at December 31, 2015	$-	$-	$2,578	$(111)

Foreign Currency Translation

Our functional currency is the Canadian dollar (“CDN”).  We translate from the functional currency to U.S. dollars using the current rate method in accordance with FASB ASC 830. We use the U.S. dollar as reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with FASB ASC 830.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in other income (expenses) on the Statement of Operations.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on its statement of operations and comprehensive loss. Comprehensive income comprised equity except for those transactions resulting from investments by owners and distribution to owners.

Cash

Cash, includes deposits in banks which are unrestricted as to withdrawal or use.

Income taxes

We follow Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We had no material adjustments to assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We have evaluated the new standard and it will not have an impact to the financial statements once implemented.

 In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective January 1, 2018, with the cumulative effect adjustment from initially applying the new guidance recognized in the Statement of Financial Position as of the beginning of the year of adoption. We do not expect the adoption to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We have evaluated the new standard and it will not have an impact to the financial statements once implemented.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.   We are evaluating the new standard, but do not anticipate a material impact to the financial statements once implemented.

Recently Adopted Accounting Standards

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They became effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”(“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets within each tax jurisdiction, including any related valuation allowance, be classified as noncurrent in the consolidated balance sheet.

The Company adopted the new requirements in the fourth quarter of fiscal 2015 on a retrospective basis. The adoption did not have a material impact on the Company's financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the new requirements on a retrospective basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTELLIGENT CLOUD RESOURCES INC.

For the Year Ended December 31, 2015 and the period from March 27, 2014 (Inception) to December 31, 2014

Financial Statements

SRCO Professional Corporation
Chartered Professional Accountants
Licensed Public Accountants
Park Place Corporate Centre
15 Wertheim Court, Suite 409
Richmond Hill, ON L4B 3H7

Tel: 905 882 9500 & 416 671 7292
Fax: 905 882 9580
Email: info@srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intelligent Cloud Resources Inc.

We have audited the accompanying balance sheet of Intelligent Cloud Resources Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ (deficiency) equity, and cash flows for the year ended December 31, 2015 and for the period from March 27, 2014 (Inception) to December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from March 27, 2014 (Inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Canada March 22, 2016	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

INTELLIGENT CLOUD RESOURCES INC.

(Expressed in United States Dollars)

BALANCE SHEETS

As at December 31, 2015 and 2014

	2015	2014
	$	$
CURRENT ASSETS
Cash	74,639	991
Due from a shareholder [Note 7]	—	3,375
Due from a related party [Note 7]	—	1,563
Total current assets	74,639	5,929
TOTAL ASSETS	74,639	5,929

LIABILITIES AND STOCKHOLDERS'
(DEFICIENCY) EQUITY
CURRENT LIABILITIES
Due to a shareholder [Note 7]	4,849	—
Due to a related party [Note 7]	980	—
Accrued and other liabilities	76,331	1,461
Total current liabilities	82,160	1,461

Convertible promissory notes [Note 4]	92,569	—
Derivative liabilities [Note 5]	2,578	—
TOTAL LIABILITIES	177,307	1,461

STOCKHOLDERS' (DEFICIENCY) EQUITY
Authorized: 7,500,000 common stock, par value $0.001 Issued and outstanding: 6,000,000 common stock at $0.001 as at December 31, 2015 (December 31, 2014: 6,000,000) [Note 6]	6,000	6,000
Additional paid-in capital	12,162	12,162
Accumulated Deficit	(120,811)	(13,711)
Accumulated other comprehensive (loss) income	(19)	17
Total stockholders' (deficiency) equity	(102,668)	4,468
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	74,639	5,929

Going concern (Note 2) Subsequent events (Note 9)

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

(Expressed in United States Dollars)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the year ended December 31, 2015 and for the period from March 27, 2014 (Inception) to December 31, 2014

	Year ended December 31,	Period ended December 31,
	2015 $	2014 $
EXPENSES
Salaries and wages	60,000	—
Legal fees	19,445	5,150
Audit and accounting fees	9,926	5,621
Other professional fees	17,075	2,776
Change in fair value of derivatives [Note 5]	111	—
Interest and bank charges	543	164
Total expenses	107,100	13,711
Net loss for the period before income taxes	(107,100)	(13,711)
Income taxes [Note 8]	—	—
Net loss for the year/period	(107,100)	(13,711)
Foreign currency translation adjustment	(36)	17
COMPREHENSIVE LOSS	(107,136)	(13,694)

Loss per share, basic and diluted	(0.018)	(0.019)

Weighted average number of common stock outstanding, basic and diluted	6,000,000	705,823

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

(Expressed in United States Dollars)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

For the year ended December 31, 2015 and for the period from March 27, 2014 (Inception) to December 31, 2014

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
		$	$	$	$	$
Proceeds from issuance of founder shares	4,500,000	4,500	—	—	—	4,500

Proceeds from issuance of shares	1,500,000	1,500	12,162	—	—	13,662

Loss for the period	—	—	—	(13,711)	—	(13,711)

Cumulative translation adjustment	—	—	—	—	17	17

As at December 31, 2014	6,000,000	6,000	12,162	(13,711)	17	4,468

Loss for the year	—	—	—	(107,100)	—	(107,100)

Cumulative translation adjustment	—	—	—	—	(36)	(36)
As at December 31, 2015	6,000,000	6,000	12,162	(120,811)	(19)	(102,668)

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

(Expressed in United States Dollars)

STATEMENTS OF CASH FLOWS

For the year ended December 31, 2015 and the period from March 27, 2014 (Inception) to December 31, 2014

	Year ended December 31, 2015	Period ended December 31, 2014
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year/period	(107,100)	(13,711)

Interest expense - accretion of convertible notes	36	—
Change in fair value of derivatives	111	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	74,870	1,461
Net cash used in operating activities	(32,083)	(12,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from a related party	—	(1,563)
Cash used in investing activities	—	(1,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes	95,000	13,662
Due to a shareholder	8,224	1,125
Due to a related party	2,543	—
Net cash provided by financing activities	105,767	14,787

Net increase in cash during the year/period	73,684	974

Effect of foreign currency translation	(36)	17

Cash, beginning of the year/period	991	—
Cash, end of the year/period	74,639	991

Supplemental disclosure of cash flow information
Non-cash investing and financing
Issuance of shares against due from stockholders	—	4,500

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2015

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

Intelligent Cloud Resources Inc. (the “Company”) was incorporated on March 27, 2014 in the state of Nevada. The Company is engaged in providing IT solutions and Cloud based services.

The Company’s principal place of business is located at 8717 N. Mattox Rd., C198, Kansas City, MO 64154.

2.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. In order for the Company to meet its liabilities as they become due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Company’s fiscal year-end is December 31. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar. Comparative information presents results for the period from March 27, 2014 (inception) to December 31, 2014.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include accruals, going concern assessment and valuation allowance for deferred tax asset. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2015

(Expressed in United States Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2015 and 2014.

Valuation of Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2015

(Expressed in United States Dollars)

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made

The Company’s financial instruments consist of cash, due from/to a shareholder, due from/to a related party, accounts payable, accrued liabilities and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

The Company utilizes various types of financing to fund its business needs, including convertible debt. The Company reviews its conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2015, the Company had convertible debt. The fair value of the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company’s derivative liability is measured at fair value on a recurring basis. The Company classifies the fair value of these convertible notes and derivative liability under level three.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2015

(Expressed in United States Dollars)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include due to shareholder and related party. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instruments. The accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk. The estimated fair value of accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments.

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (losses)
Derivatives	$-	$-	$2,578	$(111)
Fair value at December 31, 2015	$-	$-	$2,578	$(111)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar (“CDN”).  The Company translates from the functional currency to U.S. dollars using the current rate method in accordance with FASB ASC 830. The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with FASB ASC 830.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in other income (expenses) on the Statement of Operations.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its statement of operations and comprehensive loss. Comprehensive income comprised equity except for those transactions resulting from investments by owners and distribution to owners.

Cash

Cash, includes deposits in banks which are unrestricted as to withdrawal or use.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2015

(Expressed in United States Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We have evaluated the new standard and it will not have an impact to the financial statements once implemented.

 In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective January 1, 2018, with the cumulative effect adjustment from initially applying the new guidance recognized in the Statement of Financial Position as of the beginning of the year of adoption. We do not expect the adoption to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We have evaluated the new standard and it will not have an impact to the financial statements once implemented.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.   We are evaluating the new standard, but do not anticipate a material impact to the financial statements once implemented.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2015

(Expressed in United States Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They became effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”(“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets within each tax jurisdiction, including any related valuation allowance, be classified as noncurrent in the consolidated balance sheet.

The Company adopted the new requirements in the fourth quarter of fiscal 2015 on a retrospective basis. The adoption did not have a material impact on the Company's financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the new requirements on a retrospective basis.

4.	CONVERTIBLE PROMISSORY NOTES

In December 2015, the Company entered into convertible promissory note agreements (the “Agreements”) with certain investors (referred to as the "the Holders" or “Mini Investors”), whereby the Company issued Convertible Notes (the “Convertible Notes" or “Notes”) in various principal amounts. The notes bear an interest rate of 10% per annum. Under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of the Company's common stock.

The key terms/features of the Mini Investors Convertible Notes are as follows:

1.	The Holders have the right from and after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, and accrued interest (10% rate), into fully paid and non–assessable shares of Common Stock (par value $.001).

2.	The Notes are convertible at a fixed conversion price of $0.50 or upon default, the lessor of fixed conversion price $0.25 and 100% of 10 trading day low volume weighted average price (“VWAP”) (default condition).

3.	Beneficial ownership is limited to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of Common Stock upon conversion.

4.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is maturity, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

5.	In the event of default the Convertible Notes bear interest at 10% per annum and a 0% penalty rate.

No conversions occurred and no notes were redeemed in the year ended December 31, 2015.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2015

(Expressed in United States Dollars)

4.	CONVERTIBLE PROMISSORY NOTES (continued)

Outstanding convertible promissory notes as at December 31, 2015 are as follows:

Promissory notes issued during Q4 2015	$95,000
Discount recognized due to embedded derivatives	(2,467)
Accretion on notes for Q4 2015	36
Accreted value of notes as at December 31, 2015	92,569

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 5).

The details of the convertible promissory notes issued are as follows:

Issue date	Maturity date	Note amount $	Interest rate per annum	Conversion rate
December 8, 2015	May 8, 2017	25,000	10%	Fixed conversion price $0.50; or lessor of fixed conversion price $0.25 and 100% of 10 TD low VWAP (default condition)
December 30, 2015	May 31, 2017	70,000	10%	Fixed conversion price $0.50 or lessor of fixed conversion price $0.25 and 100% of 10 TD low VWAP (default condition
		95,000

Interest expense for the year ended December 31, 2015 recognized on these convertible promissory notes amounts to $203 (2014: $nil), included in interest and bank charges in the statements of operations.

5.	DERIVATIVE LIABILITIES

Debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The fair value of the Convertible Notes embedded derivatives as of issuance, conversion, redemption, and the valuation date December 31, 2015 are:

Issue/valuation date	Dec 8, 2015	Dec 30, 2015	Dec 31, 2015
Notes face value	$25,000	$70,000	$95,000
Derivative value on issuance	762	1,705	2,578
Mark to market	-	-	111

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2015

(Expressed in United States Dollars)

5.	DERIVATIVE LIABILITIES (continued)

A multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions:

Assumptions	December 31, 2015
Dividend yield	0.00%
Risk-free rate for term	0.65%
Volatility	182.5%
Maturity dates	1.35-1.42 years
Stock Price	0.046

6.	STOCKHOLDERS’ (DEFICIENCY) EQUITY

COMMON STOCK - AUTHORIZED

As at December 31, 2015, the Company is authorized to issue 7,500,000 shares of common stock, with par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

No shares were issued during the year ended December 31, 2015.

At December 31, 2015, there were 6,000,000 shares of common stock issued and outstanding (December 31, 2014 - 6,000,000).

During the period ended December 31, 2014, the Company issued:

-	3,000,000 and 1,500,000 shares of common stock at par value of $0.001 to its founders, Fatima Khan and Rehan Saeed, respectively; and
-	1,500,000 shares of common stock for $13,662 cash to 30 investors in a private placement.

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions are considered to be related party transactions if management has the ability to exercise significant control through its ownership of shares and presence on the board of directors. Transactions with related parties are in the normal course of operations and are recorded at the exchange amount, which is the amount of consideration established and agreed upon by the related parties. The amounts due to stockholders and other related party are unsecured, non-interest bearing and are payable on demand.

Salaries and wages charged by stockholders as consideration for their services as CEO and CFO for the year ended December 31, 2015, amounted to $60,000 (2014: $nil).

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2015

(Expressed in United States Dollars)

8.	INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at US corporate tax rate of approximately 35% (2014: 35%) as follows:

	2015	2014

Net loss for the year	$(107,100)	$(13,711)
Expected income tax recovery from net loss	(37,485)	(4,799)
Change in valuation allowance	37,485	4,799
	-	-

Deferred tax assets

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2015:

Deferred Tax Assets - Non-current:	2015	2014
Tax effect of NOL Carryover	$42,284	4,799
Less valuation allowance	(42,284)	(4,799)
Deferred tax assets, net of valuation allowance	$-	$-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $120,811(2014: $13,711) that may be offset against future taxable income from the year 2016 to 2036. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 22, 2016, the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, record, process, summarize, correct, report and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. As a result, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, record, process, summarize, correct, report and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. As a result, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will be effective at detecting and preventing all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of March 22, 2016 are as follows:

Name	Age	Positions and Offices Held
Fatima Khan	25	Chief Executive Officer

Rehan Saeed	35	Chief Financial Officer

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held with us , the period during which he has served as such, and the business experience during at least the last five years:

FATIMA KHAN was appointed as our President and Chief Executive Officer and a member of the Board of Directors on March 27, 2014. Ms. Khan is cofounder of Simply Sweet Confectioneries.

Ms. Khan graduated with a Bachelor of Commerce (double major in Economics and Finance) from University of Toronto. She was very involved in campus clubs from her very first year. She was on the executive team of The MSA and Orphan Run, a charity club. She held roles varying from Events Planner, Secretary, Vice President and President as the years passed.

At age 19 she started her custom cake business with a friend. As a young business owner, Khan was able to apply what she was learning at the prestigious institution of University of Toronto. The business bloomed faster than she had expected and this caused a huge, rushed learning curve.

Ms. Khan’s qualifications to serve on our board of directors include her extensive marketing and sales experience.

Mr. Khan will dedicate 40 hours per week to the Company.

REHAN SAEED was appointed as our Chief Financial Officer and a member of the Board of Directors as of March 27, 2014. Mr. Saeed is responsible for product development at AYA Financial. He has his MBA in Banking and Finance from the International University of Malaysia and Bachelors degree in Information Technology from York University, Toronto, Canada. Mr. Saeed is also the Chief Executive Officer of Legacy Ventures International Inc.

Mr. Saeed started his career at CIBC-Edulinx, dealing with government sponsored student loans, where he worked as Interest Relief Analyst. Subsequently, he joined hands with the owner of UM Financial, a firm providing residential real estate mortgages and was their first employee. He performed the sales and marketing functions at UM and was instrumental in the rapid growth of the firm from an upstart to a $110 million asset-based company in just 2 years. He then left for Malaysia to pursue his MBA in Finance. Since 2006, Mr. Saeed has been regularly conducting seminars and certificate courses on Alternative Finance in Canada especially in the area of Residential Real Estate. His specialization is in product structuring, cultural sensitivity and compliance.

Mr. Saeed’s formal education in finance and subsequent work experience as a trainer and employee in financial institutions has given him unique exposure, both in Canada and abroad. Mr. Saeed has written many white papers, most notably an original research white paper on a Interest Free Mortgage Investment Corporation (MIC) which was presented at the 4-day Banking & Finance Conference held in Toronto during 2007.

Mr. Saeed’s qualifications to serve on our board of directors include his extensive experience with business operations in the IT, legal and financial industries.

Mr. Saeed will dedicate 5-10 hours per week to the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board

We do not have a separate audit committee at this time. Our entire board of directors acts as our audit committee. We intend to form an audit committee, a corporate governance and nominating committee and a compensation committee once our board membership increases. Our plan is to start searching and interviewing possible new independent board members in the next nine months and have a new independent board in place in the next 12 months.

Family Relationships

Ms. Khan and Mr. Saeed are siblings. Ms. Khan’s and Mr. Saeed’s brother, father and mother are shareholder of the Company.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or
4.	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until December 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Fatima Khan	2014	$0		0		0	0	0	0	$0	$0
President, Chief Executive Officer and Director	2015	36,000	*	4,000	*						40,000

Rehan Saeed,	2014	$0		0		0	0	0	0	$0	$0
Chief Financial Officer and Director	2015	18,000	*	2,000	*						20,000

*Amounts for services performed in the year ended December 31, 2015 and ratified by the disinterested members of Board. Amounts have yet to be paid as of March 22, 2016.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending December 31, 2015 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place with our officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 22, 2016 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Fatima Khan	3,000,000	50%
Common Stock	Rehan Saeed	1,500,000	25%
Officers and Directors As a Group (2)(3)		4,500,000	75%

(1)	The percent of class is based on 6,000,000 shares of common stock issued and outstanding as of March 22, 2016.
(2)	The address for both Fatima Khan and Rehan Saeed is 8717 N. Mattox Rd. #C198, Kansas City, MO 65154.
(3)	There are no stockholders who have beneficial ownership in over 5% of the common stock currently issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Party Transactions

On March 27, 2014, the Company issued a total of 3,000,000 founder’s shares of common stock at par value of $0.001 to the Company’s CEO, Fatima Khan.

On March 27, 2014, the Company issued a total of 1,500,000 founder’s shares of common stock at par value of $0.001 to the Company’s Director, Rehan Saeed.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Director Independence

Currently, we have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years/period ended December 31, 2015 and 2014 were:

	Year Ended December 31, 2015	From March 27, 2014 (Inception) to December 31, 2014
Audit fees	$4,000	$1,500
Audit related fees	0	0
Tax fees	0	0
All other fees (quarterly reviews)	5,250	0
Total	$9,250	$1,500

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors of the Company does not have an Audit Committee. The Board of Directors does not yet have a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Board plans to establish such a policy.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

Exh. No.	Exhibit Description

3.1	Articles of Incorporation[1]
3.2	By-laws[1]
4.1	Form of 10% Convertible Promissory Note[2]
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Presentation Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

1Previously filed as an exhibit to our Registration Statement on Form S-1, filed on February 26, 2015.

2Previously filed as an exhibit to our Current Report on Form 8-K, filed on January 15, 2016.

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being “furnished” and not “filed.”

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Cloud Resources, Inc.

Date: March 22, 2016	By:	/s/ Fatima Khan
Fatima Khan
Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2016	By:	/s/ Rehan Saeed
Rehan Saeed
Chief Financial Officer (Principal Financial Officer)

