Form 10-Q
period 2016-03-31
INTELLIGENT CLOUD RESOURCES INC.
filed 2016-05-16
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2016

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

Yes ☐    No ☒

As of May 16, 2016, the registrant had 6,000,000 shares of its common stock outstanding.

INTELLIGENT CLOUD RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Interim Financial Statements (Unaudited)

INTELLIGENT CLOUD RESOURCES INC.

For the three months ended March 31, 2016

1

INTELLIGENT CLOUD RESOURCES INC.

For the three months ended March 31, 2016

Financial Statements

Condensed Balance Sheets	3

Condensed Statements of Operations and Comprehensive Loss	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6 - 9

INTELLIGENT CLOUD RESOURCES INC.

CONDENSED BALANCE SHEETS

As at March 31, 2016 and December 31, 2015

	2016	2015
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	5,328	74,639
Total current assets	5,328	74,639
TOTAL ASSETS	5,328	74,639

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Due to a stockholder[Note 7]	6,819	4,849
Due to a related party [Note 7]	980	980
Accrued and other liabilities	24,684	76,331
Total current liabilities	32,483	82,160

Convertible promissory notes [Note 4]	92,997	92,569
Derivative liability [Note 5]	3,436	2,578
TOTAL LIABILITIES	128,916	177,307

STOCKHOLDERS' DEFICIENCY
Authorized:
7,500,000 common stock, par value $0.001
Issued and outstanding:
6,000,000 common stock at $0.001 as at March 31, 2016 (December 31, 2015: 6,000,000) [Note 6]	6,000	6,000
Additional paid-in capital	12,162	12,162
Accumulated Deficit	(141,810)	(120,811)
Accumulated other comprehensive income	60	(19)
Total stockholders' deficiency	(123,588)	(102,668)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	5,328	74,639

Going concern (Note 2)

Subsequent events (Note 8)

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months	Three months
	ended	ended
	March 31, 2016	March 31, 2015
	$	$

REVENUE	900	—

EXPENSES
Legal fees	6,045	—
Salaries and wages	4,559	—
Audit and accounting fees	4,346	1,987
Other professional fees	2,708	1,118
Change in fair value of derivatives [Note 5]	858	—
Interest and bank charges	2,889	92
General Expenses	494	—
Total expenses	21,899	3,197
Net loss for the period before income taxes	(20,999)	(3,197)
Income taxes	—	—
Net loss for the period	(20,999)	(3,197)
Foreign currency translation adjustment	79	(5)
COMPREHENSIVE LOSS	(20,920)	(3,202)

Loss per share, basic and diluted	(0.003)	(0.002)

Weighted average number of common stock outstanding, basic and diluted	6,000,000	1,500,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months	Three months
	ended	ended
	March 31, 2016	March 31, 2015
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(20,999)	(3,197)

Interest expense - accretion of convertible notes	428	—
Change in fair value of derivatives	858	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(51,647)	1,477
Net cash used in operating activities	(71,360)	(1,720)

INVESTING ACTIVITIES
Due from shareholders	—	1,773
Net cash provided by investing activities	—	1,773

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a shareholder	1,970	—
Net cash provided by financing activities	1,970	—

Net (decrease) increase in cash during the period	(69,390)	53

Effect of foreign currency translation	79	(5)

Cash, beginning of the period	74,639	991
Cash, end of the period	5,328	1,039

Supplemental disclosure of cash flow information
Non-cash investing and financing
Issuance of shares against due from shareholders	—	—

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

1.	NATURE OF OPERATIONS

Intelligent Cloud Resources Inc. (the “Company”) was incorporated on March 27, 2014 in the state of Nevada. The Company is engaged in providing IT solutions and Cloud based services. The Company’s principal place of business is located at 8717 N. Mattox Rd., C198, Kansas City, MO 64154.

2.	GOING CONCERN

These condensed interim financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. In order for the Company to meet its liabilities as they become due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these condensed interim financial statements.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2015.

The Company’s fiscal year-end is December 31. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar.

Use of Estimates

The preparation of the condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include accruals, going concern assessment and valuation allowance for deferred tax asset. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

Reclassification of comparative figures

Certain of the prior period figures have been reclassified to align with Management’s current view of the Company’s operations.

Recently Issued Accounting Standards

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

4.	CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2015, the Company entered into unsecured convertible promissory note agreements (the “Agreements”) with certain investors (referred to as the "the Holders" or “Mini Investors”), whereby the Company issued Convertible Notes (the “Convertible Notes" or “Notes”) in various principal amounts. The notes bear an interest rate of 10% per annum. Under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of the Company's common stock.

The key terms/features of the Mini Investors Convertible Notes are as follows:

1.	The Holders have the right from and after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, and accrued interest (10% rate), into fully paid and non–assessable shares of Common Stock (par value $.0001).
2.	The Notes are convertible at a fixed conversion price of $0.50 or upon default, the lessor of fixed conversion price $0.25 and 100% of 10 trading day low VWAP (default condition).
3.	Beneficial ownership is limited to 4.99% initially and upon the Holders request to 9.99%.
4.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is maturity, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.
5.	In the event of default the Convertible Notes bear interest at 10% per annum and a 0% penalty rate.

No conversions occurred and no notes were redeemed in the three months’ period ended March 31, 2016 (2015: nil).

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

4.	CONVERTIBLE PROMISSORY NOTES (continued)

Outstanding convertible promissory notes as at March 31, 2016 are as follows:

Promissory notes issued during Q4 2015	$95,000
Discount recognized due to embedded derivatives	(2,467)
Accretion on notes for Q4 2015	36
Accretion on notes for Q1 2016	428
Accreted value of notes as at March 31, 2016	92,997

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
		95,000

Interest expense for the three months’ period ended March 31, 2016 recognized on these convertible promissory notes amounts to $2,368 (2015: nil) included in interest and bank charges in the statements of operations.

5.	DERIVATIVE LIABILITIES

Debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The fair value of the Convertible Notes embedded derivatives as of issuance, conversion, redemption, and the valuation date are as follows:

Issue/valuation date	Dec 31, 2015	Mar 31, 2015
Notes face value	$95,000	$95,000
Derivative value on issuance	2,578	3,436
Change in fair value during the quarter		858

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

5.	DERIVATIVE LIABILITIES (continued)

A multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions:

Assumptions	March 31, 2016
Dividend yield	0.00%
Risk-free rate for term	0.65%
Volatility	182.5%
Maturity dates	1.10-1.17 years
Stock Price	0.15

6.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at March 31, 2016, the Company is authorized to issue 7,500,000 shares of common stock, with par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

At March 31, 2016, there were 6,000,000 shares of common stock issued and outstanding (December 31, 2015 - 6,000,000).

No shares were issued during the three months period ended March 31, 2016.

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions are considered to be related party transactions if management has the ability to exercise significant control through its ownership of shares and presence on the board of directors. Transactions with related parties are in the normal course of operations and are recorded at the exchange amount, which is the amount of consideration established and agreed upon by the related parties. The amounts due to a stockholder and a related party are unsecured, non-interest bearing and are repayable on demand.

8.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 16, 2016, the date the unaudited condensed interim financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

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

We are currently a development stage company and have just started generating minimal revenue. We do not currently engage in significant business activities that provide cash flow. The contracts we have secured are expected to be an assessment of our current capabilities and will help us determine factors such as how many hours are put in and whether or not we should adjust our prices accordingly. These contracts are still in progress, and are proving to be beneficial and informative experiences. We may require additional capital to implement our business and fund our operations. See “Management’s Discussion and Analysis” on page 10.

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

The estimated breakdown is as follows:

Purpose	Amount
Payroll	$180,000
Research and Development	$28,000
Marketing	$57,000
Professional and Consulting Fees	$50,000
Office Lease Expenses	$30,000
Travel Expenses	$20,000
Management and Operational Costs	$30,000
Miscellaneous Costs	$25,000
Total	$420,000

Results of Operations – Three months ended March 31, 2016 and 2015

A summary of our operations for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenue	$900	$-
Professional Fees	13,099	3,105
Salaries and wages	4,559	-
Interest and Bank Charges	2,889	92
Change in fair value of derivatives	858
General expenses	494	-
Total Operating Expenses	21,899	3,197
Net Loss	$20,999	$3,197

Revenue

The Company has not conducted any active operations since inception. Minimal revenue has been generated by the Company from March 27, 2014 (Inception) to March 31, 2016. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Expenses

Total operating expenses for the three months ended March 31, 2016 were $21,899. These mainly comprised legal fee amounting to $6,045, bookkeeping and review fee amounting to $4,346, edgarization fee amounting to $2,708, all included in Professional Fees above, along with salaries and wages amounting to $4,559 and interest and bank charges amounting to $2,889.

Total operating expenses for the three months ended March 31, 2015 were $3,197. These mainly comprised review fee amounting to $1,987 and edgarization fee amounting to $1,118.

Operating expenses are higher in the three months ended March 31, 2016 because of the legal expenses in relation to the initial filings, salaries and wages which were not booked in the comparative three months, fee for bookkeeping and derivative valuation services which were not required in the comparative three months.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations, and it does not have a significant source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Net Losses

For the three months ended March 31, 2016 and 2015, the Company had a net loss of $20,999 ($20,920 with foreign currency translation adjustment of ($79)) and $3,197 ($3,202 with foreign currency translation adjustment of $5) respectively.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash of $5,328. The Company’s current liabilities as of March 31, 2016 were $32,483, which was comprised of accrued and other liabilities amounting to $24,684, $6,819 due to a shareholder and $980 due to a related party. As at March 31, 2016, the Company had a working capital deficit of $27,155.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2016 and for the three months ended March 31, 2015:

	For the three months ended March 31, 2016 $	For the three months ended March 31, 2015 $
Net Cash used in Operating Activities	(71,360)	(1,720)
Net Cash provided by Investing Activities	-	1,773
Net Cash provided by Financing Activities	1,970	-
Net (decrease) increase in Cash and Cash Equivalents	(69,390)	53

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2016, we have not generated significant revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Our financial statements do not include any comparative information as there were no significant transactions for the three months ended March 31, 2016.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2016.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the three months ended March 31, 2016. Actual results could differ from those estimates made by management.

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

Date: May 16, 2016

Intelligent Cloud Resources, Inc.

/s/ Fatima Khan
Name: Fatima Khan
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Financial Officer)

