Form 10-Q
period 2016-06-30
INTELLIGENT CLOUD RESOURCES INC.
filed 2016-08-15
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2016

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

As of August 15, 2016, the registrant had 6,000,000 shares of its common stock outstanding.

INTELLIGENT CLOUD RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Balance Sheets	2

Condensed Statements of Operations and Comprehensive Loss	3 - 4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6 - 9

INTELLIGENT CLOUD RESOURCES, INC. CONDENSED BALANCE SHEETS As at June 30, 2016 and December 31, 2015
	2016	2015
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	336	74,639
Total current assets	336	74,639
TOTAL ASSETS	336	74,639

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Due to a shareholder [Note 7]	6,819	4,849
Due to a related party [Note 7]	980	980
Accrued and other liabilities	28,709	76,331
Promissory notes payable	3,985	—
Convertible promissory notes [Note 4]	93,425	—
Derivative liability [Note 5]	15,329	—
Total current liabilities	149,247	82,160
Convertible promissory notes [Note 4]	—	92,569
Derivative liability [Note 5]	—	2,578
TOTAL LIABILITIES	149,247	177,307

STOCKHOLDERS' DEFICIENCY
Authorized:
7,500,000 common stock, par value $0.001
Issued and outstanding:
6,000,000 common stock at $0.001 as at June 30, 2016 (December 31, 2015: 6,000,000) [Note 6]	6,000	6,000
Additional paid-in capital	12,162	12,162
Accumulated deficit	(167,152)	(120,811)
Accumulated other comprehensive income	79	(19)
Total stockholders' deficiency	(148,911)	(102,668)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	336	74,639

Going concern (Note 2)
Subsequent events (Note 8) See accompanying notes

INTELLIGENT CLOUD RESOURCES, INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

For the three months ended June 30, 2016 and 2015
	Three months	Three months
	ended	ended
	June 30, 2016	June 30, 2015
	$	$

REVENUE	—	—

EXPENSES
Legal fees	—	5,000
Salaries and wages	4,500	—
Audit and accounting fees	3,262	1,961
Other professional fees	2,766	2,935
Change in fair value of derivatives [Note 5]	11,893	—
Interest and bank charges [Note 4]	2,921	60
General Expenses	—	—
Total expenses	25,342	9,956
Net loss for the period before income taxes	(25,342)	(9,956)
Income taxes	—	—
Net loss for the period	(25,342)	(9,956)
Foreign currency translation adjustment	(19)	(3)
COMPREHENSIVE LOSS	(25,361)	(9,959)

Loss per share, basic and diluted	(0.004)	(0.002)

Weighted average number of common stock outstanding, basic and diluted	6,000,000	6,000,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES, INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

For the six months ended June 30, 2016 and 2015
	Six months	Six months
	ended	ended
	June 30, 2016	June 30, 2015
	$	$

REVENUE	900	—

EXPENSES
Legal fees	6,045	5,000
Salaries and wages	9,059	—
Audit and accounting fees	7,608	3,948
Other professional fees	5,474	4,053
Change in fair value of derivatives [Note 5]	12,751	—
Interest and bank charges	5,810	152
General Expenses	494	—
Total expenses	47,241	13,153
Net loss for the period before income taxes	(46,341)	(13,153)
Income taxes	—	—
Net loss for the period	(46,341)	(13,153)
Foreign currency translation adjustment	98	(8)
COMPREHENSIVE LOSS	(46,243)	(13,161)

Loss per share, basic and diluted	(0.008)	(0.002)

Weighted average number of common stock outstanding, basic and diluted	6,000,000	6,000,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2016 and 2015
	Six months	Six months
	ended	ended
	June 30, 2016	June 30, 2015
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(46,341)	(13,153)

Interest expense - accretion of convertible notes [Note 4]	856	—
Change in fair value of derivatives [Note 5]	12,751	—

Changes in operating assets and liabilities:
Prepaid expenses	—	(310)
Accounts payable and accrued liabilities	(47,622)	6,830
Net cash used in operating activities	(80,356)	(6,633)

INVESTING ACTIVITIES
Due from shareholders	—	3,375
Net cash provided by investing activities	—	3,375

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a shareholder	1,970	3,151
Proceeds from issuance of notes payable	3,985	—
Net cash provided by financing activities	5,955	3,151

Net decrease in cash during the period	(74,401)	(107)

Effect of foreign currency translation	98	(8)

Cash, beginning of the period	74,639	991
Cash, end of the period	336	876

Supplemental disclosure of cash flow information
Non-cash investing and financing
Issuance of shares against due from shareholders	—	—

See accompanying notes

INTELLIGENT CLOUD RESOURCES, INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

1.	NATURE OF OPERATIONS

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

Use of Estimates

The preparation of the condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include accruals, going concern assessment, valuation of embedded derivatives within convertible promissory notes and valuation allowance for deferred tax asset. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

INTELLIGENT CLOUD RESOURCES, INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Revenues from services are recognized when persuasive evidence of an arrangement exists, the services have been performed, the amount is fixed and determinable, and collection is reasonably assured.

Recently Issued Accounting Standards

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

4.	CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2015, the Company entered into convertible promissory note agreements (the “Agreements”) with certain investors (referred to as the "the Holders" or “Mini Investors”), whereby the Company issued Convertible Notes (the “Convertible Notes" or “Notes”) in various principal amounts. The notes bear an interest rate of 10% per annum. Under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of the Company's common stock.

The key terms/features of the Mini Investors Convertible Notes are as follows:

1.	The Holders have the right from and after the date of issuance, and until any time the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, and accrued interest (10% rate), into fully paid and non–assessable shares of Common Stock (par value $.0001).

2.	The Notes are convertible at a fixed conversion price of $0.50 or upon default, the lessor of fixed conversion price $0.25 and 100% of 10 trading day low VWAP (default condition).

3.	Beneficial ownership is limited to 4.99% initially and upon the Holders request to 9.99%.

4.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is maturity, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

5.	In the event of default the Convertible Notes bear interest at 10% per annum and a 0% penalty rate.

No conversions occurred and no notes were redeemed in the Six months period ended June 30, 2016.

INTELLIGENT CLOUD RESOURCES, INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

4.	CONVERTIBLE PROMISSORY NOTES (continued)

Outstanding convertible promissory notes as at June 30, 2016 are as follows:

Promissory notes issued during 2015	$95,000
Discount recognized due to embedded derivatives	-2,467
Cumulative accretion on notes	892
Accreted value of notes as at June 30, 2016	93,425

Accretion on notes during the three and six months ended June 30, 2016 was $428 and $864 respectively, included in interest expense on the statements of operations.

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
		95,000

Interest expense for the Six months period ended June 30, 2016 recognized on these convertible promissory notes amounts to $4,736 included in interest and bank charges in the statements of operations.

5.	DERIVATIVE LIABILITIES

Debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The fair value of the Convertible Notes embedded derivatives as of June 30, 2016 are:

	Dec 31, 2015	June 30, 2016
Notes face value	$95,000	$95,000
Derivative value on closing date	2,578	15,329
Change in fair value during the period		12,751

INTELLIGENT CLOUD RESOURCES, INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

5.	DERIVATIVE LIABILITIES (continued)

A multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities, using the following assumptions:

Assumptions	June 30, 2016
Dividend yield	0.00%
Risk-free rate for term	0.65%
Volatility	182.5%
Maturity dates	0.85-0.91 years
Stock Price	$1.5

6.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at June 30, 2016, the Company is authorized to issue 7,500,000 shares of common stock, with par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

At June 30, 2016, there were 6,000,000 shares of common stock issued and outstanding (December 31, 2015 - 6,000,000).

No shares were issued during the Six months period ended June 30, 2016.

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions are considered to be related party transactions if management has the ability to exercise significant control through its ownership of shares and presence on the board of directors. Transactions with related parties are in the normal course of operations and are recorded at the exchange amount, which is the amount of consideration established and agreed upon by the related parties. The amounts due to shareholders and other related party are unsecured, non-interest bearing and are payable on demand.

8.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 15, 2016, the date the condensed interim financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

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

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

The estimated breakdown is as follows:

Purpose	Amount
Payroll	$180,000
Research and Development	$28,000
Marketing	$57,000
Professional and Consulting Fees	$50,000
Office Lease Expenses	$30,000
Travel Expenses	$20,000
Management and Operational Costs	$30,000
Miscellaneous Costs	$25,000
Total	$420,000

Results of Operations – Three and Six months ended June 30, 2016 and 2015

A summary of our operations for the six months ended June 30, 2016 and 2015 is as follows:

	Six months ended June 30, 2016	Six months ended June 30, 2015

Revenue	$900	$-
Professional Fees	19,127	13,001
Salaries and wages	9,059	-
Interest and Bank Charges	5,810	152
Change in fair value of derivatives	12,751	-
General expenses	494	-
Total Operating Expenses	47,241	13,153
Net Loss	$46,341	$13,153

Revenue

The Company has conducted minimal operations since inception. Minimal revenue has been generated by the Company from March 27, 2014 (Inception) to June 30, 2016. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Expenses

Total operating expenses for the three and six months ended June 30, 2016 were $25,342 and $47,241 respectively.

Operating expenses for the three months ended June 30, 2016 mainly comprised, bookkeeping and review fee amounting to $3,262, and other filing and edgarization fee amounting to $2,766, salaries and wages amounting to $4,500, fair value adjustment on derivatives amounting to $11,893, and interest and bank charges amounting to $2,921.

Operating expenses for the six months ended June 30, 2016 mainly comprised legal fee amounting to $6,045, bookkeeping and review fee amounting to $7,608 and other filing and edgarization fee amounting to $5,474, all included in Professional Fees above, along with salaries and wages amounting to $9,059, fair value adjustment on derivatives amounting to $12,751, and interest and bank charges amounting to $5,810.

Total operating expenses for the three and six months ended June 30, 2015 were $9,956 and $13,153, respectively.

Operating expenses for the three months ended June 30, 2015 mainly comprised legal fees amounting to $5,000, bookkeeping and review fee amounting to $1,961, and other filing and edgarization fee amounting to $2,935.

Operating expenses for the six months ended June 30, 2015 mainly comprised legal fees amounting to $5,000, bookkeeping and review fee amounting to $3,948 and other filing and edgarization fee amounting to $4,053.

Operating expenses are higher in the six months ended June 30, 2016 because of the legal expenses in relation to the initial filings, salaries and wages which were not booked in the comparative six months, fee for bookkeeping and derivative valuation services which were not required in the comparative three months and fair value adjustment on derivatives.

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

Net Losses

For the six months ended June 30, 2016 and 2015, the Company had a net loss of $46,341 and $13,153, respectively.

Liquidity and Capital Resources

During the 6 months ended June 30, 2016, the Company entered into convertible promissory note agreements with certain investors and obtained financing of $95,000. There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

As of June 30, 2016, the Company had cash of $336. The Company’s liabilities as of June 30, 2016 were $149,247, which comprised accrued liabilities amounting to $28,709, an amount of $6,819 due to shareholders, an amount of $980 due to related parties, convertible promissory notes amounting to $93,425 and derivative liability of $15,329. As at June 30, 2016, the Company had a working capital deficit of $148,911.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the half year ended June 30, 2016:

	For the half year ended June 30, 2016 $	For the half year ended June 30, 2015 $
Net Cash (Used in) Operating Activities	(80,356)	(1,720)
Net Cash Used In Investing Activities	-	1,773
Net Cash Provided by Financing Activities	5,955	0
Net (Decrease) Increase in Cash and Cash Equivalents	(74,401)	53

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2016, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Our financial statements do not include any comparative information as there were no significant transactions for the six months ended June 30, 2016.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

Revenues from services are recognized when persuasive evidence of an arrangement exists, the services have been performed, the amount is fixed and determinable, and collection is reasonably assured.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2016.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the six months ended June 30, 2016. Actual results could differ from those estimates made by management.

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

Date: August 15, 2016

Intelligent Cloud Resources, Inc.

/s/ Fatima Khan
Name: Fatima Khan
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Financial Officer)

