Form 10-Q
period 2016-09-30
INTELLIGENT CLOUD RESOURCES INC.
filed 2016-11-07
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2016

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

As of November 7, 2016, the registrant had 90,866,665 shares of its common stock outstanding.

INTELLIGENT CLOUD RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

PART I – FINANCIAL INFORMATION

Condensed Interim Financial Statements (Unaudited)

INTELLIGENT CLOUD RESOURCES INC.

For the nine months ended September 30, 2016

1

Condensed Interim Financial Statements (Unaudited)

Condensed Balance Sheets	3
Condensed Statements of Operations and Comprehensive Loss	4 - 5
Condensed Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7 - 11

INTELLIGENT CLOUD RESOURCES, INC.

CONDENSED BALANCE SHEETS

As at September 30, 2016 and December 31, 2015
	September 30,	December 31,
	2016	2015
	Unaudited	Audited
	$	$
CURRENT ASSETS
Cash	28,091	74,639
Total current assets	28,091	74,639
TOTAL ASSETS	28,091	74,639

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Due to stockholders [Note 7]	22,152	4,849
Due to a related party [Note 7]	980	980
Accrued and other liabilities	19,512	76,331
Total current liabilities	42,644	82,160

Convertible promissory notes [Note 4]	—	92,569
Derivative liability [Note 5]	—	2,578
TOTAL LIABILITIES	42,644	177,307

STOCKHOLDERS' DEFICIENCY
Authorized:
100,000,000 common stock, par value $0.001
Issued and outstanding:
90,866,665 common stock at $0.001 as at September 30, 2016 (December 31, 2015: 90,000,000) [Note 6]	90,866	90,000
Additional paid-in capital	64,397	(71,838)
Accumulated Deficit	(169,885)	(120,811)
Accumulated other comprehensive income	69	(19)
Total stockholders' deficiency	(14,553)	(102,668)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	28,091	74,639

Going concern (Note 2)

Subsequent events (Note 8)

See accompanying notes

INTELLIGENT CLOUD RESOURCES, INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

For the three months ended September 30, 2016 and 2015
	Three months	Three months
	ended	ended
	September 30, 2016	September 30, 2015
	$	$

REVENUE	—	—

EXPENSES
Legal fees	3,100	—
Salaries and wages	4,500	—
Audit and accounting fees	4,042	2,123
Other professional fees	2,130	1,200
Interest and bank charges	4,090	69
General Expenses	200	—
Change in fair value of derivatives [Note 5]	(15,329)	—
Total expenses	2,733	3,392
Net loss for the period before income taxes	(2,733)	(3,392)
Income taxes	—	—
Net loss for the period	(2,733)	(3,392)
Foreign currency translation adjustment	10	(31)
COMPREHENSIVE LOSS	(2,723)	(3,423)

Loss per share, basic and diluted	(0.0000)	(0.0000)

Weighted average number of common stock outstanding, basic and diluted	90,009,420	90,000,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES, INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

For the nine months ended September 30, 2016 and 2015
	Nine months	Nine months
	ended	ended
	September 30, 2016	September 30, 2015
	$	$

REVENUE	900	—

EXPENSES
Legal fees	9,145	7,025
Salaries and wages	13,559	—
Audit and accounting fees	11,650	6,071
Other professional fees	7,604	3,228
Interest and bank charges	9,900	221
General Expenses	694
Change in fair value of derivatives [Note 5]	(2,578)	—
Total expenses	49,974	16,545
Net loss for the period before income taxes	(49,074)	(16,545)
Income taxes	—	—
Net loss for the period	(49,074)	(16,545)
Foreign currency translation adjustment	88	(39)
COMPREHENSIVE LOSS	(48,986)	(16,584)

Loss per share, basic and diluted	(0.0005)	(0.0002)

Weighted average number of common stock outstanding, basic and diluted	90,003,163	90,000,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2016 and 2015
	Nine months	Nine months
	ended	ended
	September 30, 2016	September 30, 2015
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(49,074)	(16,545)

Interest expense - accretion of convertible notes	2,431	—
Change in fair value of derivatives	(2,578)	—
Interest accrued on notes converted into stock	7,131

Changes in operating assets and liabilities:
Prepaid expenses	—	(310)
Accounts payable and accrued liabilities	(56,819)	10,153
Net cash used in operating activities	(98,909)	(6,702)

INVESTING ACTIVITIES
Due from stockholders	—	3,375
Cash used in investing activities	—	3,375

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	34,970	—
Due to a stockholder	17,303	3,151
Net cash provided by financing activities	52,273	3,151

Net (decrease) increase in cash during the year/period	(46,636)	(176)

Effect of foreign currency translation	88	(39)

Cash, beginning of the period	74,639	991
Cash, end of the period	28,091	776

Cash paid for interest	nil	nil
Cash paid for taxes	nil	nil

See accompanying notes

INTELLIGENT CLOUD RESOURCES, INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

1.	NATURE OF OPERATIONS

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

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company entered into convertible promissory note agreements (the “Agreements”) with certain investors (referred to as the "the Holders" or “Mini Investors”), whereby the Company issued Convertible Notes (the “Convertible Notes" or “Notes”) in various principal amounts. The notes would bear an interest rate of 10% per annum. Under the convertible note agreements, the lender had the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of the Company's common stock. The lender exercised this right on September 30, 2016.

INTELLIGENT CLOUD RESOURCES, INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

4.	CONVERTIBLE PROMISSORY NOTES (continued)

The key terms/features of the Mini Investors Convertible Notes were as follows:

1.	The Holders had the right from and after the date of issuance, and until any time the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, and accrued interest (10% rate), into fully paid and non–assessable shares of Common Stock (par value $.0001).

2.	The Notes were convertible at a fixed conversion price of $0.50 or upon default, the lessor of fixed conversion price $0.25 and 100% of 10 trading day low VWAP (default condition).

3.	Beneficial ownership is limited to 4.99% initially and upon the Holders request to 9.99%.

4.	The Notes could be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is maturity, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

5.	In the event of default the Convertible Notes would bear interest at 10% per annum and a 0% penalty rate.

These Convertible Notes, together with interest accrued on these notes, were converted into 633,332 shares of the Company on September 30, 2016.

Outstanding convertible promissory notes as at September 30, 2016 and December 31, 2015 were as follows:

Promissory notes issued during 2015	$95,000
Discount recognized due to embedded derivatives	(2,467)
Accretion on notes	36
Accreted value of notes as at December 31, 2015	92,569
Accretion on notes during period ended September 30, 2016	2,431
Notes converted during period ended September 30, 2016	(95,000)
Accreted value of notes as at September 30, 2016	-

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 5).

The details of the convertible promissory notes issued are as follows:

Issue date	Maturity date	Note amount $	Interest rate per annum	Conversion rate
December 8, 2015	May 8, 2017	25,000	10%	Fixed conversion price $0.50; or lessor of fixed conversion price $0.25 and 100% of 10 TD low VWAP (default condition)
December 30, 2015	May 31, 2017	70,000	10%	Fixed conversion price $0.50; or lessor of fixed conversion price $0.25 and 100% of 10 TD low VWAP (default condition)
		95,000

Interest expense for the Nine-month period ended September 30, 2016 recognized on these convertible promissory notes amounts to $7,131 included in interest and bank charges in the statements of operations. The interest payable was also converted, together with the principal, into shares of the Company on September 30, 2016.

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

The fair value of the Convertible Notes embedded derivatives as of September 30, 2016 are:

	Dec 31, 2015	June 30, 2016	Sept 30, 2016
Notes face value	$95,000	$95,000	$-
Derivative value	2,578	15,329	-
Change in fair value during the period		12,751	(15,329)

A multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities as at December 31, 2015, using the following assumptions:

Assumptions	December 31, 2015
Dividend yield	0.00%
Risk-free rate for term	0.65%
Volatility	182.5%
Maturity dates	1.35-1.42 years
Stock Price	$0.046

6.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at September 30, 2016, the Company is authorized to issue 100,000,000 shares of common stock, with par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

Effective August 31, 2016, the Board of Directors and Shareholders of the Company approved a Certificate of Amendment to its Articles of Incorporation for a 1:15 forward split. As a result, the issued and outstanding shares of common stock of the Company increased from 6,000,000 shares prior to the Forward Split to 90,000,000 shares following the Forward Split. Prior year numbers have been restated from the earliest period presented, to reflect the effect of the forward split.

During the Nine-month period ended September 30, 2016, the Company issued 633,332 shares of common stock to holders of convertible notes on conversion of the notes and 233,333 shares to mini investors for cash consideration of $34,970.

At September 30, 2016, there were 90,866,665 shares of common stock issued and outstanding (December 31, 2015 - 90,000,000).

INTELLIGENT CLOUD RESOURCES, INC.

Notes to the Condensed Interim Financial Statements (Unaudited)

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions are considered to be related party transactions if management has the ability to exercise significant control through its ownership of shares and presence on the board of directors. Transactions with related parties are in the normal course of operations and are recorded at the exchange amount, which is the amount of consideration established and agreed upon by the related parties. The amounts due to stockholders and a related party are unsecured, non-interest bearing and are payable on demand.

8.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 7, 2016, the date the condensed interim financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

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

The Company’s fiscal year end is December 31. The Company’s principal executive office and mailing address is 8717 N. Mattox Rd., C198, Kansas City, MO 64154. Our telephone number is (647) 478-6385.

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

During the next 12 months, management anticipates spending approximately $420,000 on the development, marketing and sales of the Technology. Intelligent Cloud anticipates a product launch in 2017.

The estimated breakdown is as follows:

Purpose	Amount
Payroll	$180,000
Research and Development	$28,000
Marketing	$57,000
Professional and Consulting Fees	$50,000
Office Lease Expenses	$30,000
Travel Expenses	$20,000
Management and Operational Costs	$30,000
Miscellaneous Costs	$25,000
Total	$420,000

Results of Operations – Three and Nine months ended September 30, 2016 and 2015

A summary of our operations for the three months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015

Revenue	$-	$-
Professional Fees	9,272	3,323
Salaries and wages	4,500	-
Interest and Bank Charges	4,090	69
Change in fair value of derivatives	(15,329)	-
General expenses	200	-
Total Operating Expenses	2,733	3,392
Net Loss	$2,733	$3,392

A summary of our operations for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Revenue	$900	$-
Professional Fees	28,399	16,324
Salaries and wages	13,559	-
Interest and Bank Charges	9,900	221
Change in fair value of derivatives	(2,578)	-
General expenses	694	-
Total Operating Expenses	49,974	16,545
Net Loss	$49,074	$16,545

Revenue

The Company has conducted minimal operations since inception. Minimal revenue has been generated by the Company from March 27, 2014 (Inception) to September 30, 2016. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Expenses

Total operating expenses for the three and nine months ended September 30, 2016 were $2,733 and $49,974 respectively.

Operating expenses for the three months ended September 30, 2016 mainly comprised, professional fees of $9,272, salaries and wages amounting to $4,500, with a fair value adjustment on derivatives amounting to ($15,329), and interest and bank charges amounting to $4,090.

Operating expenses for the nine months ended September 30, 2016 mainly comprised legal fee amounting to $9,145, bookkeeping and review fee amounting to $11,650 and other filing and edgarization fees amounting to $7,604, all included in Professional Fees above, along with salaries and wages amounting to $13,559, with a fair value adjustment on derivatives amounting to ($2,578), and interest and bank charges amounting to $9,900.

Total operating expenses for the three and nine months ended September 30, 2015 were $3,392 and $16,545, respectively.

Operating expenses for the three months ended September 30, 2015 mainly comprised audit and accounting fees amounting to $2,123, and other filing and edgarization fees amounting to $1,200.

Operating expenses for the nine months ended September 30, 2015 mainly comprised legal fees amounting to $7,025, audit and review fee amounting to $4,941, edgarization fees amounting to $3,228, and accounting services fee amounting to $1,130.

Operating expenses are higher in the nine months ended September 30, 2016 because of the legal expenses in relation to the initial filings, salaries and wages which were not booked in the comparative nine months, fee for bookkeeping and derivative valuation services which were not required in the comparative three months and fair value adjustment on derivatives.

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

Net Losses

For the nine months ended September 30, 2016 and 2015, the Company had a net loss of $49,074 and $16,545, respectively.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash of $28,091. The Company’s liabilities as of September 30, 2016 were $42,644, which comprised accrued liabilities amounting to $19,512, an amount of $22,152 due to shareholders, and an amount of $980 due to related parties. As at September 30, 2016, the Company had a working capital deficit of $14,553.

As of September 30, 2015, the Company had cash of $74,639. The Company’s liabilities as of September 30, 2015 were $177,307, which comprised accrued liabilities amounting to $76,331, an amount of $4,849 due to shareholders, and an amount of $980 due to related parties, convertible promissory notes amounting to $92,569 and derivative liability of $2,578. As at September 30, 2015, the Company had a working capital deficit of $102,668.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015:

	For the nine months ended September 30, 2016 $	For the nine months ended September 30, 2015 $
Net Cash (Used in) Operating Activities	(98,909)	(6,702)
Net Cash Used In Investing Activities	-	3,375
Net Cash Provided by Financing Activities	52,273	3,151
Net (Decrease) Increase in Cash and Cash Equivalents	(46,636)	(176)

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2016, we have not generated significant revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Our financial statements do not include any comparative information as there were no significant transactions for the nine months ended September 30, 2016.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2016.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the nine months ended September 30, 2016. Actual results could differ from those estimates made by management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2016

Intelligent Cloud Resources, Inc.

/s/ Fatima Khan
Name: Fatima Khan
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Financial Officer)

