Form 10-K
period 2016-12-31
INTELLIGENT CLOUD RESOURCES INC.
filed 2017-04-17
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-192060

INTELLIGENT CLOUD RESOURCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6418 Ambrosia Dr., #5301

San Diego, CA, 92124
Telephone: (647)478-6385

(Address and telephone number of Registrant’s principal executive offices)

Copies of communications to:

McMurdo Law Group, LLC

28 West 44th Street, 16th Floor

Tel. No.: (917) 318-2865

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
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,050,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

As of April 14, 2017, the Company had 92,279,327 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTELLIGENT CLOUD RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2014

PART I

ITEM 1. BUSINESS

Overview

Intelligent Cloud Resources Inc. (“Intelligent Cloud”) was incorporated on March 27, 2014 under the laws of the State of Nevada as a development stage company. The Company aims to offer cloud enabler and cloud broker services to small and medium sized organizations in Canada and plans to expand to such organizations in the United States in the future. The Company has a strong development team who can build all types of applications on cloud computing and can perform cloud enabler and cloud broker services. Intelligent Cloud Resources will help businesses to break away all of the barriers associated with installing software on to physical hardware by making the software from anywhere on the globe. For those enterprises that have security concerns for deploying their applications on a public cloud, the Company can also build a private cloud accessible to only those persons who work within the organization. The launch of the Fonia “All Access Mobile” platform will be a powerful consumer oriented addition to Intelligent Cloud Resources’ product offering.

As of the date of this annual report, neither our website nor any other application has been developed to the point that we can describe specifically its nature or its scope. We have started generating minimal revenue and anticipate an increase in revenue from the sale of our cloud services to companies. Specifically, Intelligent Cloud plans to offer the best quality cloud computing services to the SME (small and medium-sized enterprises) sector of Canada for a monthly service charge and eventually expand such services to this sector in the United States.

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

The Company’s fiscal year end is December 31. The Company’s principal executive office and mailing address is 6418 Ambrosia Dr., #5301, San Diego, CA, 92124. Our telephone number is (647) 478-6385.

Our Business

The Company intends to offer cloud-enabler and cloud broker services mainly to small and medium sized organizations in Canada. The Company plans to hire a strong development team who can build all types of applications on cloud computing and can perform cloud enabler and cloud broker services. Intelligent Cloud Resources will help businesses to break away all of the barriers associated with installing software on to physical hardware by making the software available from anywhere on the globe. For those enterprises that have security concerns for deploying their applications on a public cloud, the Company also plans to build a private cloud accessible to only those persons who work within the organization. The launch of the Fonia “All Access Mobile” platform will be a powerful consumer oriented addition to Intelligent Cloud Resources’ product offering.

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

Prior to filing this Annual Report, we entered into contracts with two clients under which we will provide cloud computing services for 6 months. We will work directly with the clients to design customized internal databases for their companies. The fees to the Company under the terms of these contract are $500 and $400.

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

Marketing

We will be using several marketing tools to market our products such as print and electronic media marketing. The most effective marketing channels are taken into consideration while preparing the local and print media marketing strategies. The company intends to work closely with marketing professionals to ensure that it is on the cutting edge of advertising technology. We will be focusing our efforts on internet-based marketing because we believe it to be more effective and cost-effective. However, we will not ignore local and print media marketing. The marketing methods we plan to employ are below:

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

ITEM 2. PROPERTIES

Our principal executive office is located at 6418 Ambrosia Dr., #5301, San Diego, CA, 92124, and our telephone number is (647)478-6385.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “ITLL.”

The table below sets forth the high and low closing prices of the Company’s common stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions. The Company’s Common Stock was initially quoted on the OTCQB on January 25, 2017. The prices below reflect when the Company was quoted on the OTC Pink Sheets.

	2016
	Price Range
	High	Low
First Quarter	$.3337	$.0067
Second Quarter	$.1993	$.0093
Third Quarter	$1.76	$.07
Fourth Quarter	$.80	$.35

Holders

As of December 31, 2016, there were approximately 24 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

Mini Investors Inc. purchased 233,333 shares on September 29, 2016 for $35,000, or $0.15 per share. The exemption from registration that the Company relied upon is Regulation D, Rule 506(b) of the Securities Act.

KJE Acquisition Group LLC purchased 66,667 shares on October 26, 2016 for $10,000, or $0.15 per share. The exemption from registration that the Company relied upon is Regulation D, Rule 506(b) of the Securities Act.

Mark Kramer purchased 1,666 shares on October 26, 2016 for $500, or $0.30 per share. The exemption from registration that the Company relied upon is Regulation D, Rule 506(b) of the Securities Act.

A.F.B. Inc. purchased 33,333 shares on October 26, 2016 for $5,000, or $0.15 per share. The exemption from registration that the Company relied upon is Regulation D, Rule 506(b) of the Securities Act.

Laura Ramsey purchased 66,667 shares on November 7, 2016 for $10,000, or $0.15 per share. The exemption from registration that the Company relied upon is Regulation D, Rule 506(b) of the Securities Act.

Grace Sharma purchased 100,995 shares on December 8, 2016 for $15,149, or $0.15 per share. The exemption from registration that the Company relied upon is Regulation S of the Securities Act.

Yuliya Znamenski purchased 1,000,000 shares on December 21, 2016 for $150,000, or $0.15 per share. The exemption from registration that the Company relied upon is Regulation S of the Securities Act.

Andres Foustanella purchased 10,000 shares on December 7, 2016 for $3,000, or $0.30 per share. The exemption from registration that the Company relied upon is Regulation S of the Securities Act.

Lisette Hitt purchased 66,667 shares on December 23, 2016 for $10,000, or $0.15 per share. The exemption from registration that the Company relied upon is Regulation D, Rule 506(b) of the Securities Act.

John Fead purchased 66,667 shares on December 28, 2016 for $10,000, or $0.15 per share. The exemption from registration that the Company relied upon is Regulation D, Rule 506(b) of the Securities Act.

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

Management anticipates spending approximately $420,000 on the development, marketing and sales of the Technology in the next 12 months. Intelligent Cloud anticipates a product launch in the spring season of 2018.

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

Results of Operations

For the year ended December 31, 2016 and December 31, 2015

A summary of our operations for the year ended December 31, 2016 and for the year ended December 31, 2015 as follows:

	December 31, 2016	December 31, 2015

Revenue	$900	$-
Advertising and Promotion	55,548	-
Marketing expenses	21,023	-
Legal fees	10,454	19,445
Management fees	78,000	60,000
Audit and accounting fees	19,570	9,926
Other professional fees	15,371	17,075
Interest and bank charges	10,600	543
General expenses	694	-
Other expenses	148,624	111
Net Loss	$(358,984)	$(107,100)

Revenues

The Company has conducted minimal operations since inception. Minimal revenue has been generated by the Company during the year December 31, 2016. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

There can be no assurance that we will be able to raise funds, in which case we may be unable to meet its obligations. Should we be unable to realize our assets and discharge liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2016 and December 31, 2015 were $200,660 and $106,446 respectively, representing an increase of $94,214. This increase in total operating expenses is mostly attributable to an increase in salaries and wages, general and administrative fees and advertising and marketing expenses.

Net Loss

For the year ended December 31, 2016, we had a net loss of $358,984, comprising of the expenses described in the chart above.

For the year ending December 31, 2015, we had a net loss of $107,100, comprising of the expenses described in the chart above.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $27,643. Our liabilities as of December 31, 2016 were $77,345, which comprised accrued liabilities amounting to $62,367 and cash advances for shares to be issued of $14,978. As at December 31, 2016, we had a positive working capital of $40,388.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2015 and December 31, 2016:

	For the year ended December 31, 2016 $	For the year ended December 31, 2015 $
Net Cash (Used in) Operating Activities	(304,852)	(32,083)
Net Cash Provided by Financing Activities	257,768	105,767
Net Increase (Decrease) in Cash and Cash Equivalents	(47,084)	73,684

We have incurred losses since inception and our ability to continue as a going concern depends upon our ability to develop profitable operations and to continue to raise adequate financing. In order for us to meet our liabilities as they become due and to continue our operations, we are solely dependent upon our ability to generate such financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2016 had a material impact on our operations.

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

Earnings (Loss) Per Share

We have adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2016 and 2014.

Revenue Recognition

The Company recognizes revenue on arrangements when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

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

We utilize various types of financing to fund its business needs, including convertible debt. We review conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2016, we had no convertible debt. The fair value of the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (losses)
Derivatives	$-	$-	$-	$(2,578)
Fair value at December 31, 2016	$-	$-	$-	$(2,578)

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets within each tax jurisdiction, including any related valuation allowance, be classified as noncurrent in the consolidated balance sheet.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTELLIGENT CLOUD RESOURCES INC.

For the Year Ended December 31, 2016

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Intelligent Cloud Resources, Inc.

San Diego, California

We have audited the accompanying balance sheet of Intelligent Cloud Resources, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Cloud Resources, Inc. as of December 31, 2016, and the results of its operations and comprehensive loss and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has not yet established a history of revenue producing activities which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intelligent Cloud Resources Inc.

We have audited the accompanying balance sheet of Intelligent Cloud Resources Inc. (the “Company”) as of December 31, 2015, and the related statement of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Canada March 22, 2016	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

INTELLIGENT CLOUD RESOURCES INC.

(Expressed in United States Dollars)

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	$	$
CURRENT ASSETS
Cash	27,643	74,639
Prepaid expenses [Note 7]	90,090	—
Total current assets	117,733	74,639
TOTAL ASSETS	117,733	74,639

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Due to stockholders [Note 7]	—	4,849
Due to a related party [Note 7]	—	980
Cash advances for shares to be issued [Note 6]	14,978	—
Accrued and other liabilities	62,367	76,331
Total current liabilities	77,345	82,160

Convertible promissory notes [Note 4]	—	92,569
Derivative liability [Note 5]	—	2,578
TOTAL LIABILITIES	77,345	177,307

STOCKHOLDERS' EQUITY (DEFICIT)
Authorized:
100,000,000 common stock, par value $0.001
Issued and outstanding:
92,279,327 common stock at $0.001 as at December 31, 2016 (December 31, 2015: 90,000,000) [Note 6]	92,279	90,000
Additional paid-in capital	427,835	(71,838)
Accumulated deficit	(479,795)	(120,811)
Accumulated other comprehensive income	69	(19)
Total stockholders' equity (deficit)	40,388	(102,668)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	117,733	74,639

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

(Expressed in United States Dollars)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
	$	$

REVENUE	900	—

OPERATING EXPENSES
Advertising and Promotion	55,548	—
Marketing expense	21,023	—
Legal fees	10,454	19,445
Management fees	78,000	60,000
Audit and accounting fees	19,570	9,926
Other professional fees	15,371	17,075
General expenses	694	—
Total operating expenses	200,660	106,446

Loss from operations	(200,660)	(106,446)

Other income (expense)
Interest and bank charges	(10,600)	(543)
Gain (loss) change in fair value of derivative liabilities	2,578	(111)
Loss of conversion of debt	(151,202)	-
Total other income (expenses)	(159,224)	(654)
Net loss for the period before income taxes	(358,984)	(107,100)
Income taxes	—	—
Net loss	(358,984)	(107,100)
Foreign currency translation adjustment	88	(36)
COMPREHENSIVE LOSS	(358,896)	(107,136)

Net loss per common stock, basic and diluted	(0.00)	(0.00)

Weighted average number of common stock outstanding, basic and diluted	90,298,323	90,000,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

(Expressed in United States Dollars)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2016 and 2015

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
		$	$	$	$	$

As at December 31, 2014	90,000,000	90,000	(71,838)	(13,711)	17	4,468

Net loss	—	—	—	(107,100)	—	(107,100)

Cumulative translation adjustment	—	—	—	—	(36)	(36)
As at December 31, 2015	90,000,000	90,000	(71,838)	(120,811)	(19)	(102,668)

Net loss	—	—	—	(358,984)	—	(358,984)

Shares issued for cash	1,645,995	1,646	246,973	—	—	248,619

Issuance of shares on conversion of notes	633,332	633	252,700	—	—	253,333

Cumulative translation adjustment	—	—	—	—	88	88
As at December 31, 2016	92,279,327	92,279	427,835	(479,795)	69	40,388

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

(Expressed in United States Dollars)

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(358,984)	(107,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,431	36
(Gain) loss on change in fair value of derivatives	(2,578)	111
Loss on conversion of debt	151,202	—
Changes in operating assets and liabilities:
Prepaid expenses	(90,090)	—
Accounts payable and accrued liabilities	(6,833)	74,870
Net cash used in operating activities	(304,852)	(32,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes	—	95,000
Proceeds from issuance of stock	248,619	—
Due to a stockholder	(4,849)	8,224
Cash advances for shares to be issued	14,978
Due to a related party	(980)	2,543
Net cash provided by financing activities	257,768	105,767

Net (decrease) increase in cash during the year	(47,084)	73,684
Effect of foreign currency translation	88	(36)
Cash, beginning of the period	74,639	991
Cash, end of the period	27,643	74,639

Supplemental disclosures
Interest paid	—	—
Income taxes paid	—	—

Supplemental disclosure of cash flow information
Non-cash investing and financing
Conversion of debt and accrued interest into common shares	102,131	—

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2016

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

Intelligent Cloud Resources Inc. (the “Company”) was incorporated on March 27, 2014 in the state of Nevada. The Company is engaged in providing IT solutions, Cloud based and telecommunication services .

The Company’s principal place of business is located at 6418 Ambrosia Dr., #5301, San Diego, CA, 92124.

2.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses since inception and has not yet established a history of revenue producing activities which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. In order for the Company to meet its liabilities as they become due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

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

For the year ended December 31, 2016

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2016.

Revenue Recognition

The Company recognizes revenue on arrangements when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

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

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2016

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company utilizes various types of financing to fund its business needs, including convertible debt. The Company reviews its conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2016, the Company had convertible debt. The fair value of the embedded conversion feature of the convertible debt is classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2016

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

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

For the year ended December 31, 2016

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

Recently issued Accounting Pronouncements

The Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the consolidated income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the consolidated statement of cash flows.

The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2016

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued Accounting Pronouncements (continued)

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the consolidated financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the consolidated financial position and/or results of operations.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2016

(Expressed in United States Dollars)

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

These Convertible Notes, together with interest accrued on these notes aggregating $102,131, were converted into 633,332 shares of the Company on September 30, 2016. The fair value of the shares was determined to be $253,333 resulting in a loss of $151,202 during 2016.

Outstanding convertible promissory notes as at December 31, 2015 and December 31, 2016 are as follows:

Promissory notes issued during 2015	$95,000
Discount recognized due to embedded derivatives	(2,467)
Accretion on notes during the year ended December 31, 2015	36
Accreted value of notes as at December 31, 2015	92,569
Accretion on notes during the year ended December 31, 2016	2,431
Notes converted during the year ended December 31, 2016	(95,000)
Accreted value of notes as at December 31, 2016	-

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 5).

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2016

(Expressed in United States Dollars)

4.	CONVERTIBLE PROMISSORY NOTES (continued)

The details of the convertible promissory notes issued are as follows:

Issue date	Maturity date	Note amount $	Interest rate per annum	Conversion rate
December 8, 2015	May 8, 2017	25,000	10%	Fixed conversion price $0.50; or lessor of fixed conversion price $0.25 and 100% of 10 TD low VWAP (default condition)
December 30, 2015	May 31, 2017	70,000	10%	Fixed conversion price $0.50 or lessor of fixed conversion price $0.25 and 100% of 10 TD low VWAP (default condition)
		95,000

Interest expense for the year ended December 31, 2016 recognized on these convertible promissory notes amounts to $7,131 included in other expenses in the statements of operations. The interest payable was also converted, together with the principal, into shares of the Company on September 30, 2016. Total of $102,131 converted into 633,332 common shares.

Loss on conversion of the notes amounts to $151,202 included in other expenses in the statements of operations. And change in fair value of the derivative liability due on conversion amounts to $2,578 is written off to other expenses in the statements of operations

5.	DERIVATIVE LIABILITIES

Debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The fair value of the Convertible Notes embedded derivatives as of issuance, conversion, redemption, and the valuation date December 31, 2016 are:

Issue/valuation date	Dec 31, 2015	Dec 31, 2016
Notes face value	$95,000	$-
Derivative value on issuance	2,578	-
Change in fair value during the period		(2,578)

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2016

(Expressed in United States Dollars)

5.	DERIVATIVE LIABILITIES (continued)

A multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions:

Assumptions	December 31, 2015
Dividend yield	0.00%
Risk-free rate for term	0.65%
Volatility	182.5%
Maturity dates	1.35-1.42 years
Stock Price	0.046

6.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at December 31, 2016, the Company is authorized to issue 100,000,000 shares of common stock, with par value of $0.001.

Effective August 31, 2016, the Board of Directors and Shareholders of the Company approved a Certificate of Amendment to its Articles of Incorporation for a 1:15 forward split. As a result, the issued and outstanding shares of common stock of the Company increased from 6,000,000 shares prior to the Forward Split to 90,000,000 shares following the Forward Split. All share and per share amounts herein have been retroactively restated from the earliest period presented, to reflect the effect of the forward split.

COMMON STOCK - ISSUED AND OUTSTANDING

During the year ended December 31, 2016, the Company issued:

–	633,332 shares of common stock to holders of convertible notes on conversion of the notes; and

–	233,333 shares to third party for cash consideration of $35,000; and

–	1,412,662 shares of common stock for $213,619 cash to investors in a private placement. This included 133,334 shares that were issued during the year ended December 31, 2016 against checks received but deposited in January 2017.

At December 31, 2016, there were 92,279,327 shares of common stock issued and outstanding (December 31, 2015 - 90,000,000).

At December 31, 2016, the Company also received cash of $14,978 for which shares have not yet been issued. This amount is included in cash advances as a current liability until the Company receives subscription agreements and the terms of the advance are agreed to.

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

During the year December 31, 2016, the Company repaid $4,849 due to shareholder advance. As of December 31, 2016, there was no balance owing to shareholders (2015: $4,849). During the year December 31, 2016, the Company repaid $980 due to related party. As of December 31, 2016, there was no balance owing to related parties (2015: $980)

As of February 2017, Christopher Pay has been appointed Director of the Company. Christopher Pay is also the CEO of Mobile Lads. Prepaid expenses of $90,090 and advertising and promotion expenses of $55,548 relate to payments made to Mobile Lads during the fiscal year December 31, 2016. There were no payments to Mobile lads during the fiscal year December 31, 2015

Salaries and wages charged by stockholders as consideration for their services as CEO and CFO for the year ended December 31, 2015, amounted to $60,000 and for year ended December 31, 2016, amounted to $78,000

There is no rent paid and rent is offered for free by the CEO of the Company.

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

For the year ended December 31, 2016

(Expressed in United States Dollars)

8.	INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at the Canadian and US combined corporate tax rate of approximately 33% for the year ended December 31, 2016 (Canadian and US corporate tax rate for the year ended December 31, 2015 - 33%) as follows:

	2016	2015

Net Loss for the year	$358,984	$107,100
Expected Income Tax recovery	125,644	37,485
Tax effect of expenses not deductible for income tax	-	-
Change in derivative liabilities	902	-
Loss on conversion of debt	(52,921)	-
Amortization of debt discount	(851)	-
Change in valuation allowance	(72,775)	(37,485)
Deferred tax assets, net of valuation allowance	-	-

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

Net deferred tax assets consist of the following components as of December 31, 2016:

Deferred Tax Assets - Non-current:	2016	2015

Tax effect of NOL Carryover	$115,059	$42,284

Less valuation allowance	(115,059)	(42,284)

Deferred tax assets, net of valuation allowance	$-	$-

At December 31, 2016, the Company had net operating loss carryforwards of approximately $328,740 (2015: $120,811) that may be offset against future taxable income from the year 2017 to 2037. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, record, process, summarize, correct, report and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources, lack of segregation of duties, and lack of ability to have multiple levels of transaction review. As a result, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, record, process, summarize, correct, report and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. As a result, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of March 10, 2017 are as follows:

Name	Age	Positions and Offices Held
Fatima Khan	26	Chief Executive Officer

Rehan Saeed	36	Chief Financial Officer

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

Family Relationships

Ms. Khan and Mr. Saeed are siblings. Ms. Khan’s and Mr. Saeed’s brother, father and mother are shareholders of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until December 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Fatima Khan	2015	$36,000	*	4,000	*	0	0	0	0	$0	$40,000
President, Chief Executive Officer and Director	2016	$54,000		0		0	0	0	0	0	$54,000

Rehan Saeed,	2015	$18,000	*	2,000	*	0	0	0	0	$0	$20,000
Chief Financial Officer and Director	2016	$24,000		0		0	0	0	0	0	$24,000

*Amounts for services performed in the year ended December 31, 2015 and ratified by the disinterested members of Board. Amounts  have yet to be paid as of April 5, 2017.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending December 31, 2016 by the executive officer named in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of April 5, 2017 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Fatima Khan	45,000,000	48.765%
Common Stock	Rehan Saeed	4,500,000	4.876%
Common Stock	Jasbir S. Gill	8,248,400	8.939%
Common Stock	John Campbell Smyth	7,500,000	8.127%
Officers and Directors As a Group (2)(3)		49,500,000	53.641%

(1)	The percent of class is based on 92,279,327 shares of common stock issued and outstanding as of April 14, 2017.
(2)	The address for both Fatima Khan and Rehan Saeed is 6418 Ambrosia Dr. #5301, San Diego, CA, 92124.
(3)	There are no other stockholders who have beneficial ownership of over 5% of the common stock currently issued and outstanding.

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

As at December 31, 2016, there was no balance owing to shareholders (2015: $4,849). As at December 31, 2016, there was no balance owing to related parties (2015: $980)

As of February 2017, Christopher Pay has been appointed Director of the Company. Christopher Pay is also the CEO of Mobile Lads. Prepaid expenses of $90,090 and advertising and promotion expenses of $55,548 relate to payments made to Mobile Lads during the fiscal year December 31, 2016. There were no payments to Mobile lads during the fiscal year December 31, 2015

Salaries and wages charged by stockholders as consideration for their services as CEO and CFO for the year ended December 31, 2015, amounted to $60,000 and for year ended December 31, 2016, amounted to $78,000.

There is no rent paid and rent is offered for free by the CEO of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years/period ended December 31, 2016 and 2015 were:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit fees	$6,000	$4,000
Audit related fees	0	0
Tax fees	0	0
All other fees (quarterly reviews)	5,250	5,250
Total	$11,250	$9,250

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors of the Company does not have an Audit Committee. The Board of Directors does not yet have a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Board plans to establish such a policy.

Subsequent Event

On March 22, 2017, Intelligent Resources Cloud, Inc. (the “Company”), terminated the engagement of SRCO Professional Corporation (“SRCO”). The auditor report by SRCO contained in the financial statements of the Company for the year ended December 31, 2015, filed as part of the annual report on Form 10-K for the year ending December 31, 2015, did not contain an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, other than as related to the Company’s ability to continue as a going concern. There had been no disagreements with SRCO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure from inception on March 27, 2014 to December 31, 2015, nor from December 31, 2015 through March 22, 2017.

On March 22, 2017, the Company engaged MaloneBailey LLP as its independent accountant to provide auditing services for going forward for the Company. Prior to such engagement, the Company had no consultations with MaloneBailey LLP. The decision to hire MaloneBailey LLP was approved by the Company’s Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

Exh. No.	Exhibit Description

3.1	Articles of Incorporation[1]
3.2	By-laws[1]
4.1	Form of 10% Convertible Promissory Note[2]
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Presentation Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

1Previously filed as an exhibit to our Registration Statement on Form S-1, filed on February 26, 2015.

2Previously filed as an exhibit to our Current Report on Form 8-K, filed on January 15, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Cloud Resources, Inc.

Date: April 17, 2017	By:	/s/ Fatima Khan
Fatima Khan
Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2017	By:	/s/ Rehan Saeed
Rehan Saeed
Chief Financial Officer (Principal Financial Officer)

