Form 10-Q
period 2017-03-31
INTELLIGENT CLOUD RESOURCES INC.
filed 2017-05-15
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2017

 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-202294

INTELLIGENT CLOUD RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Intelligent Cloud Resources, Inc.

6418 Ambrosia Dr., #5301

San Diego, CA, 92124

(Address of principal executive offices) (Zip Code)

(647) 478-6385

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company filer, or an emerging growth company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☐ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 12, 2017, the registrant had 93,522,660 shares of its common stock outstanding.

INTELLIGENT CLOUD RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

INTELLIGENT CLOUD RESOURCES INC.

For the three months ended March 31, 2017

1

Financial Statements

Unaudited Balance Sheets	3
Unaudited Statements of Operations and Comprehensive Loss	4
Unaudited Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6 - 7

INTELLIGENT CLOUD RESOURCES INC.

BALANCE SHEETS

(Unaudited)

	March 31	December 31
	2017	2016
	$	$
CURRENT ASSETS
Cash	73,908	27,643
Prepaid expenses [Note 5]	98,457	90,090
Total current assets	172,365	117,733
TOTAL ASSETS	172,365	117,733

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Due to a related party [Note 5]	2,764	1,797
Cash advances for shares to be issued [Note 4]	—	14,978
Accrued and other liabilities	48,229	60,570
Total current liabilities	50,993	77,345

TOTAL LIABILITIES	50,993	77,345

STOCKHOLDERS’ DEFICIENCY
Authorized:
100,000,000 common stock, par value $0.001
Issued and outstanding:
93,522,660 common stock at $0.001 as at March 31, 2017 (December 31, 2016: 92,279,327) [Note 4]	93,522	92,279
Additional paid-in capital	613,092	427,835
Accumulated Deficit	(585,176)	(479,795)
Accumulated other comprehensive income	(66)	69
Total stockholders’ deficiency	121,372	40,388
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	172,365	117,733

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2017	2016
	$	$

REVENUE	—	900

OPERATING EXPENSES
Advertising and Promotion [Note 5]	55,935	—
Marketing expense	6,433	—
Legal fees	5,520	6,045
Management fees	19,500	4,559
Audit and accounting fees	4,974	4,346
Other professional fees	12,630	2,708
General Expenses	—	494
Total Operating Expenses	104,992	18,152

Loss from operations	(104,992)	(17,252)

Other Income (expense)
Interest and bank charges	389	2,889
Gain (loss) change in fair value of derivative liabilities	—	858
Loss of conversion of debt	—	—
Total other (expenses)	389	3,747

Income taxes	—	—
Net loss for the year/period	(105,381)	(20,999)
Foreign currency translation adjustment	(135)	79
COMPREHENSIVE LOSS	(105,516)	(20,920)

Loss per share, basic and diluted	(0.0011)	(0.0002)

Weighted average number of common stock outstanding, basic and diluted	92,949,475	90,000,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2017	2016
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(105,381)	(20,999)
Adjustments to reconcile net loss to net cash used in operating activities
Amotization of debt discount	—	428
(Gain) Loss on change in fair value of derivatives	—	858
Changes in operating assets and liabilities:
Prepaid expenses	(8,367)	—
Accounts payable and accrued liabilities	(12,319)	(51,647)
Due to a related party	967	—
Net cash used in operating activities	(125,100)	(71,360)

INVESTING ACTIVITIES
Due from stockholders	—	—
Cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock / stock subscriptions	171,500	—
Due to a stockholder	—	1,970
Net cash provided by financing activities	171,500	1,970

Net (decrease) increase in cash during the year/period	46,400	(69,390)

Effect of foreign currency translation	(135)	79

Cash, beginning of the period	27,643	74,639
Cash, end of the period	73,908	5,328

Non Cash Transactions
Stock issued for advance	15,000	—

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

(Unaudited)

1.	NATURE OF OPERATIONS

Intelligent Cloud Resources Inc. (the “Company”) was incorporated on March 27, 2014 in the state of Nevada. The Company is engaged in providing IT solutions, Cloud based and telecommunication services. The Company’s principal place of business is located at 6418 Ambrosia Dr. Suite 5301 San Diego, California.

2.	GOING CONCERN

These unaudited interim financial statements have been prepared assuming the Company will continue on a going concern basis. The Company has incurred losses since inception and has not yet established a history of revenue producing activities which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. In order for the Company to meet its liabilities as they become due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these interim financial statements.

These interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or for any other interim period. The unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2016.

The Company’s fiscal year-end is December 31. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar.

Use of Estimates

The preparation of the interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include accruals, going concern assessment and valuation allowance for deferred tax asset. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

Reclassification of comparative figures

Certain of the prior period figures have been reclassified to align with Management’s current view of the Company’s operations

INTELLIGENT CLOUD RESOURCES INC.

Notes to the Financial Statements

(Unaudited)

4.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at March 31, 2017, the Company is authorized to issue 100,000,000 shares of common stock, with par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

During the three month period ended March 31, 2017, the Company issued 1,243,333 shares of common stock, including 1,143,333 shares for $171,500 in cash to investors in a private placement and 100,000 shares against $15,000 cash advances received during the fiscal year ended December 31, 2016.

As of March 31, 2017, there were 93,522,660 shares of common stock issued and outstanding (December 31, 2016 - 92,279,327).

As of March 31, 2017, the Company has no cash advances for common shares to be issued (December 31, 2016 - $14,978)

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

As of February 2017, Christopher Pay has been appointed Director of the Company. Christopher Pay is also the CEO of Mobile Lads and 2440499 Ontario Inc is a wholly owned subsidiary of Mobile Lads.. Prepaid expenses include $90,090 for purchase of inventory (December 31, 2016 - $90,090).

There were also advertising and promotion expenses of $55,935 related to payments made to Mobile Lads and 2440499 Ontario Inc under agreements.

As of March 31, 2017, the balance due to related party is $2,764 (December 31, 2016 - $1,797).

There is no rent paid and rent is offered for free by the CEO of the Company.

6.	SUBSEQUENT EVENTS

As of May 14, 2017, expenses paid on behalf of the Company by the CEO of the Company amount to $ 4,527

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

US Dollars are denoted herein by “USD”, “$” and “dollars”.

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

The team of experts that Intelligent Cloud Resources plans to hire will be competitive enough to manage the IT infrastructure of small, medium, multinationals and large companies and enterprises and would perform the services in the following major areas:

●	Cloud Migration - Migrating to the cloud is a complex task and it requires careful planning and analysis of data storage and application requirements. Intelligent Cloud Resources would help to develop the right migration strategy and migrate the clients’ data and processes to the cloud with the least amount of service disruption.

●	Infrastructure Management - The Company’s team of engineers would assist the clients’ developers in setting up the production environment, managing the release schedules and getting the infrastructure configured.

●	VoIP Solution on Cloud - For businesses providing enterprise-grade VoIP solutions it is imperative that they cut their infrastructure costs while working to improve their reliability. Cloud computing can pair up with VoIP to offer a quality and reliable voice solution at an affordable price. Intelligent Cloud Resources team will setup VoIP infrastructure on the cloud.

●	Cloud Management - Cloud management is a set of approaches and technologies that lets the client leverage the full power of the cloud. Intelligent Cloud Resources would provide the tools and support to maintain a 24/7 uptime with proper disaster planning and a solution that will satisfy the security compliance requirements.

●	Application Development - Application development on the cloud is quite different from application development involving a single server. Intelligent Cloud Resources would plan and design the whole application with the cloud in mind and will the clients scale application in a big way.

●	Cloud Enablement - The cloud enablement service of Intelligent Cloud Resources will be designed to help in developing the right cloud strategy that has a sound business footing. It will help to understand the flexibility, reliability and scalability, cloud computing can provide with various data points and technical support to choose the right approach in migrating to servers and applications to the cloud.

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

Private Cloud - Private Cloud Computing architecture is dedicated to the customer and is not shared with other organizations. This model of computing is expensive but considered more secure than public clouds. However, we will offer private clouds at the same rates as public cloud computing. Services such as those sold by Amazon and Salesforce.com have diminished to an extent the demand for in-house equipment and software licenses has increased. Private clouds are popular for companies that have security concerns such as government and financial services. They enable these companies to control all aspects of their cloud services and safeguard all data and applications flowing through the organization.

Public Cloud - The computing infrastructure is hosted at the vendor’s premises. The customer has no visibility over the location of the cloud computing infrastructure. The computing infrastructure is shared between organizations. We will also offer the services of Public Cloud for customers who request this service.

Hybrid Cloud - Organizations host some critical, secure applications in private clouds. Other applications are hosted in the public cloud. The combination is known as Hybrid Cloud. Also, another form of a hybrid cloud is called ‘Cloud bursting.’ This term is used to define a system where the organization uses its own infrastructure for normal usage, but cloud is used for peak loads.

Community Cloud - The cloud infrastructure is shared between the organizations of the same community. For example, all the government agencies in a city can share the same cloud but not the non-government agencies.

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

Cloud Computing Market in Canada

TechNavio, a leading technology research and advisory company, forecast the Cloud Computing market in Canada will grow at a CAGR of 17.8 percent over the period 2013-2018. http://www.marketwatch.com/story/cloud-computing-market-in-canada-2014-2018-2014-08-12 Canada is currently ranked 9th out of 24 countries in the BSA Global Cloud Computing Scorecard, due largely to the lack of cyber security standards in Canada, as well as outdated copyright laws that are perceived to provide insufficient protection for online material. Existing security and privacy legislation for private firms is largely irrelevant to the cloud services industry. Despite these gaps in the regulatory framework, the Information and Communications Technology Council (ICTC) believes that cloud computing provides a high value proposition for Canada. http://www.ictc-ctic.ca/wp-content/uploads/2013/09/Canadas-Cloud-Imperative.pdf, page 4.

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

Source: http://www.ictc-ctic.ca/wp-content/uploads/2013/09/Canadas-Cloud-Imperative.pdf page 3.

According to the survey by Global Industry Analysts & Gartner’s, cloud computing is one of the fastest growing markets, the market size is forecast to touch $222.5 billion by 2015. Cloud computing is going to change the way the world is today, the way pervasive devices store, communicate, connect and operate today, going to change the way tomorrow’s products are going to be designed and developed. It is going to change the way business is conducted as on today. Many of existing technologies would be converging into cloud. Today the storage occupies biggest space in all of the connected and disconnected electronic devices. For every device which is connected to net, the storage is going to diminish and at some point there is not going any storage on these devices, they are going to be using cloud and devices would become much smaller, thinner and sleeker. More and more devices would get connected to cloud, changing the way we talk, we function& the way we work. An Independent research firm Forrester Research expects the global cloud computing market to reach $241 billion in 2020 compared to $68.5 in 2010. Forrester’s report provides market forecast on 12 different market segments for the next decade, forecasting shifts in the usage patterns of cloud infrastructure, business applications for the cloud and cloud platforms that are becoming increasingly widespread. http://airccj.org/CSCP/vol2/csit2232.pdf , page 326.

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

The estimated breakdown is as follows:

Purpose	Amount
Payroll	$180,000
Research and Development	$28,000
Marketing	$57,000
Professional and Consulting Fees	$50,000
Office Lease Expenses	$30,000
Travel Expenses	$20,000
Management and Operational Costs	$30,000
Miscellaneous Costs	$25,000
Total	$420,000

Results of Operations – Three months ended March 31, 2017 and 2016

A summary of our operations for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Revenue	$-	$900
Advertising and Promotion	55,935	-
Marketing Expense	6,433	-
Legal Fees	5,520	6,045
Management Fees	19,500	4,559
Audit and Accounting Fees	4,974	4,346
Other Professional Fees	12,630	2,708
Interest and Bank Charges	389	2,889
Change in fair value of derivatives	-	858
General expenses	-	494

Net Loss	$105,381	$20,999

Revenue

The Company has conducted minimal operations since inception. Minimal revenue has been generated by the Company from March 27, 2014 (Inception) to March 31, 2017. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

There can be no assurance that we will be able to raise funds, in which case we may be unable to meet its obligations. Should we be unable to realize our assets and discharge liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these financial statements.

Expenses

Total operating expenses for the three months ended March 31, 2017 were $104,992. These mainly comprised of advertising and promotion of $55,935, management fees amounting to $19,500, and other professional fees of $12,630.

Total operating expenses for the three months ended March 31, 2016 were $18,152. These mainly comprised legal fee amounting to $6,045, bookkeeping and review fee amounting to $4,346, other professional fee amounting to $2,708 and Management fees of $4,559.

Operating expenses are higher by $86,840 in the three months ended March 31, 2017 mainly because of higher advertising and promotion expenses ($55,935) and higher management fees ($14,941).

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

Net Losses

For the three months ended March 31, 2017 and 2016, the Company had a net loss of $105,381 ($105,516 with foreign currency translation adjustment of $135) and $20,999 ($20,920 with foreign currency translation adjustment of ($79)), respectively.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash of $73,908. The Company’s liabilities as of March 31, 2017 were $50,993, which comprised accrued liabilities amounting to $48,229 and an amount of $2,764 due to related parties. As at March 31, 2017, the Company had a working capital surplus of $121,372.

As of March 31, 2016, the Company had cash of $27,643. The Company’s current liabilities as of March 31, 2016 were $77,345, which was comprised of accrued and other liabilities amounting to $60,570, $14,978 for cash advances for shares to be issued and $1,791 due to a related party. As at March 31, 2016, the Company had a working capital surplus of $40,388. The increase in working capital from March 31, 2016 to March 31, 2017 is due to increase in cash from proceeds of shares issued.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31, 2017 $	For the three months ended March 31, 2016 $
Net Cash (Used in) Operating Activities	(125,100)	(71,360)
Net Cash Used In Investing Activities	-	-
Net Cash Provided by Financing Activities	171,500	1,970
Net (Decrease) Increase in Cash and Cash Equivalents	46,400	(69,390)

The Company has incurred losses since inception and the ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. In order for the Company to meet its liabilities as they become due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2017, we have not generated significant revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Our financial statements do not include any comparative information as there were no significant transactions for the three months ended March 31, 2017.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2017.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the three months ended March 31, 2017. Actual results could differ from those estimates made by management.

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

Not applicable because we are an emerging growth company.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 1A. Risk Factors.

Not required for emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017

Intelligent Cloud Resources, Inc.

/s/ Fatima Khan
Name: Fatima Khan
Chief Executive Officer
(Principal Executive Officer)

/s/ Rehan Saeed
Name: Rehan Saeed
Chief Financial Officer
(Principal Financial Officer)

