Form 10-Q
period 2017-06-30
INTELLIGENT CLOUD RESOURCES INC.
filed 2017-08-14
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2017, the registrant had 93,522,660 shares of its common stock outstanding.

INTELLIGENT CLOUD RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements

INTELLIGENT CLOUD RESOURCES INC.

For the three and six months ended June 30, 2017

3

INTELLIGENT CLOUD RESOURCES INC.

For the three and six months ended June 30, 2017

Financial Statements

Unaudited Balance Sheets	5

Unaudited Statements of Operations and Comprehensive Loss	6

Unaudited Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8 - 9

INTELLIGENT CLOUD RESOURCES INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
	$	$
CURRENT ASSETS
Cash	513	27,643
Prepaid expenses [Note 5]	95,307	90,090
Total current assets	95,820	117,733
TOTAL ASSETS	95,820	117,733

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Due to a related party [Note 5]	64,504	1,797
Cash advances for shares to be issued [Note 4]	—	14,978
Accrued and other liabilities	33,846	60,570
Total current liabilities	98,350	77,345

TOTAL LIABILITIES	98,350	77,345

STOCKHOLDERS’ DEFICIENCY
Authorized:
100,000,000 common stock, par value $0.001
Issued and outstanding:
93,522,660 common stock at $0.001 as at June 30, 2017 (December 31, 2016: 92,279,327) [Note 4]	93,522	92,279
Additional paid-in capital	613,092	427,835
Accumulated Deficit	(709,182)	(479,795)
Accumulated other comprehensive income	38	69
Total stockholders’ deficiency	(2,530)	40,388
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	95,820	117,733

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	$	$	$	$

REVENUE	—	—	—	900

OPERATING EXPENSES
Advertising and Promotion [Note 5]	90,400	—	146,335	—
Marketing expense	774	—	7,207	—
Legal fees	3,360	—	8,880	6,045
Management fees	19,500	4,500	39,000	9,059
Audit and accounting fees	2,003	3,262	6,977	7,608
Other professional fees	7,634	2,766	20,264	5,474
General Expenses	—	—	—	494
Total Operating Expenses	123,671	10,528	228,663	28,680

Loss from operations	(123,671)	(10,528)	(228,663)	(27,780)

Other Income (expense)
Interest and bank charges	335	2,921	724	5,810
Gain (loss) change in fair value of derivative liabilities	—	11,893	—	12,751
Loss of conversion of debt	—	—	—	—
Total other (expenses)	335	14,814	724	18,561

Income taxes	—	—	—	—
Net loss	(124,006)	(25,342)	(229,387)	(46,341)
Foreign currency translation adjustment	105	(19)	(30)	98
COMPREHENSIVE LOSS	(123,901)	(25,361)	(229,417)	(46,243)

Loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common stock outstanding, basic and diluted	93,522,660	90,000,000	93,237,651	90,000,000

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2017	2016
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(229,387)	(46,341)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	—	856
(Gain) Loss on change in fair value of derivatives	—	12,751

Changes in operating assets and liabilities:
Prepaid expenses	(5,217)	—
Accounts payable and accrued liabilities	(26,702)	(47,622)
Due to a related party	62,707	—
Net cash used in operating activities	(198,599)	(80,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock / stock subscriptions	171,500	3,985
Due to a stockholder	—	1,970
Net cash provided by financing activities	171,500	5,955

Net (decrease) increase in cash during the year/period	(27,099)	(74,401)

Effect of foreign currency translation	(31)	98

Supplemental Disclosure:
Interest paid	$—	$—
Income taxes	$—	$—

Cash, beginning of the period	27,643	74,639
Cash, end of the period	513	336

Non Cash Transactions
Stock issued for advance	15,000	—

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS

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

Use of Estimates

The preparation of the interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include accruals, going concern assessment and valuation allowance for deferred tax asset. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates

Reclassification of comparative figures

Certain of the prior period figures have been reclassified to align with Management’s current view of the Company’s operations

4.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at June 30, 2017, the Company is authorized to issue 100,000,000 shares of common stock, with par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

During the six month period ended June 30, 2017, the Company issued 1,243,333 shares of common stock, including 1,143,333 shares for $171,500 in cash to investors in a private placement and 100,000 shares against $15,000 cash advances received during the fiscal year ended December 31, 2016.

As of June 30, 2017, there were 93,522,660 shares of common stock issued and outstanding (December 31, 2016 - 92,279,327).

As of June 30, 2017, the Company has no cash advances for common shares to be issued (December 31, 2016 - $14,978)

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

As of February 2017, Christopher Pay has been appointed Director of the Company. Christopher Pay is also the CEO of Mobile Lads and 2440499 Ontario Inc is a wholly owned subsidiary of Mobile Lads. Prepaid expenses include $90,090 for purchase of inventory (December 31, 2016 - $90,090).

There were also advertising and promotion expenses of $146,335 related to payments made to Mobile Lads and 2440499 Ontario Inc under agreements.

As of June 30, 2017, the balance due to related party is $64,504 (December 31, 2016 - $1,797). Of the total balance due to related party, $ 1,797 is due to Mobile Lads (December 31, 2016 - $ 1,797) and $ 62,707 is due to 2440499 Ontario Inc (December 31, 2016 - $ 0). The amounts payable are due on demand and non-interest bearing.

There is no rent paid and rent is offered for free by the CEO of the Company

6.	SUBSEQUENT EVENTS

As of August 11, 2017, expenses paid on behalf of the Company by the CEO of the Company amount to $ 489. The amounts borrowed are due on demand and non-interest bearing.

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

Currently, neither our website nor any other application has been developed to the point that we can describe specifically its nature or its scope. We have started generating minimal revenue and anticipate an increase in revenue from the sale of our cloud services to companies. Specifically, Intelligent Cloud plans to offer the best quality cloud computing services to the SME (small and medium-sized enterprises) sector of Canada for a monthly service charge and eventually expand such services to this sector in the United States.

As of the date of this report, the amounts of the prices for our range from $500 and up depending on the complexity of the software. As our platform and services are developed, we will adjust the prices based upon our costs, the prices of competing services and the terms of the contract with our clients.

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

On July 21, 2017, Rehan Saeed and Fatima Khan resigned as officers and directors of Intelligent Cloud Resources, Inc. (the “Company”), effective immediately. On July 21, 2017, Michael Anthony Paul accepted the appointment by the Board of Directors as a member of the Board of Directors. On July 21, 2017, the Board of Directors of the Company resolved to appoint Mr. Paul as a member to the Board of Directors of the Company.

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

The estimated breakdown is as follows:

Purpose	Amount
Payroll	$180,000
Research and Development	$28,000
Marketing	$57,000
Professional and Consulting Fees	$50,000
Office Lease Expenses	$30,000
Travel Expenses	$20,000
Management and Operational Costs	$30,000
Miscellaneous Costs	$25,000
Total	$420,000

Results of Operations – Three and Six months ended June 30, 2017 and 2016

A summary of our operations for the six months ended June 30, 2017 and 2016 is as follows:

	Six months ended June 30, 2017	Six months ended June 30, 2016

Revenue	$-	$900
Advertising and Promotion	146,335	-
Professional Fees	36,351	19,127
Salaries and wages	39,000	9,059
Interest and Bank Charges	724	5,810
Change in fair value of derivatives	-	12,751
General expenses	-	494
Total Operating Expenses	228,663	28,680
Net Loss	$228,663	$27,780

Revenue

The Company has conducted minimal operations since inception. Minimal revenue has been generated by the Company from March 27, 2014 (Inception) to June 30, 2017. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Expenses

Total operating expenses for the three and six months ended June 30, 2017 were $123,671 and $228,663 respectively.

Operating expenses for the three months ended June 30, 2017 were mainly comprised of Advertising and Promotion $90,400, $19,500 of management fees, audit and accounting fees amounting to $2,003, and other professional fees of $7,634.

Total operating expenses for the six months ended June 30, 2017 were $228,663. These mainly comprised of advertising and promotion fees of $146,335, legal fee amounting to $8,880, other professional fee amounting to $20,264 and management fees of $39,000.

Total operating expenses for the three and six months ended June 30, 2016 were $10,528 and $28,680 respectively.

Operating expenses for the three months ended June 30, 2016 mainly comprised, bookkeeping and review fee amounting to $3,262, and other filing and edgarization fee amounting to $2,766, salaries and wages amounting to $4,500.

Operating expenses for the six months ended June 30, 2016 mainly comprised legal fee amounting to $6,045, bookkeeping and review fee amounting to $7,608 and other filing and edgarization fee amounting to $5,474, all included in Professional Fees above, along with salaries and wages amounting to $9,059.

Operating expenses are higher in the six months ended June 30, 2017 because of the increase in advertising and promotion.

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

Net Losses

For the six months ended June 30, 2017 and 2016, the Company had a net loss of $229,387 and $46,341, respectively.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash of $513. The Company’s liabilities as of June 30, 2017 were $98,350, which comprised accrued liabilities amounting to $33,846, and $64,504 due to related parties. As at June 30, 2017, the Company had a working capital deficit of $2,530.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the half year ended June 30, 2017:

	For the half year ended June 30, 2017 $	For the half year ended June 30, 2016 $
Net Cash (Used in) Operating Activities	(198,599)	(80,356)
Net Cash Used In Investing Activities	-	-
Net Cash Provided by Financing Activities	171,500	5,955
Net (Decrease) Increase in Cash and Cash Equivalents	(27,121)	(74,401)

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2017, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Our financial statements do not include any comparative information as there were no significant transactions for the six months ended June 30, 2017.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2017.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the six months ended June 30, 2017. Actual results could differ from those estimates made by management.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the during the six month ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Date: August 14, 2017

Intelligent Cloud Resources, Inc.

/s/ Michael Anthony Paul
Name: Michael Anthony Paul
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

