Form 10-Q
period 2017-09-30
INTELLIGENT CLOUD RESOURCES INC.
filed 2017-11-28
CIK 1634912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 333-202294

INTELLIGENT CLOUD RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Intelligent Cloud Resources, Inc.

8-2857 Sherwood Heights Dr.

Oakville, Ontario, Canada L6J 7J9

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 28, 2017, the registrant had 97,555,993 shares of its common stock outstanding.

INTELLIGENT CLOUD RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

PART I – FINANCIAL INFORMATION

Financial Statements

INTELLIGENT CLOUD RESOURCES INC.

For the three and nine months ended September 30, 2017

1

INTELLIGENT CLOUD RESOURCES INC.

For the three months ended September 30, 2017

Financial Statements

Unaudited Balance Sheets	2

Unaudited Statements of Operations and Comprehensive Loss	3

Unaudited Statements of Cash Flows	4

Notes to Unaudited Financial Statements	5 - 8

INTELLIGENT CLOUD RESOURCES INC.

BALANCE SHEETS

(Unaudited)

	September 30	December 31
	2017	2016
	$	$
CURRENT ASSETS
Cash	—	27,643
Prepaid expenses [Note 5]	2,500	90,090
Total current assets	2,500	117,733
TOTAL ASSETS	2,500	117,733

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Cash Overdraft	481	—
Due to a related party [Note 5]	149,254	1,797
Cash advances for shares to be issued [Note 4]	—	14,978
Accrued and other liabilities	137,220	60,570
Total current liabilities	286,955	77,345
TOTAL LIABILITIES	286,955	77,345

STOCKHOLDERS’ DEFICIENCY
Authorized:
100,000,000 common stock, par value $0.001
Issued and outstanding:
97,555,993 common stock at $0.001 as at September 30, 2017 (December 31, 2016: 92,279,327) [Note 4]	97,556	92,279
Additional paid-in capital	2,893,078	427,835
Accumulated Deficit	(3,275,127)	(479,795)
Accumulated other comprehensive income	38	69
Total stockholders’ deficiency	(284,455)	40,388
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	2,500	117,733

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	$	$	$	$

REVENUE	—	—	—	900

OPERATING EXPENSES
Advertising and Promotion [Note 5]	84,750	—	231,085	—
Marketing expense	217	—	7,424	—
Legal fees	1,250	3,100	10,130	9,145
Management fees	66,500	4,500	105,500	13,559
Audit and accounting fees	4,133	4,042	11,110	11,650
Other professional fees	2,318,400	2,130	2,338,664	7,604
General Expenses	—	200	—	694
Write-off of prepayments	90,090	—	90,090	—
Total Operating Expenses	2,565,340	13,972	2,794,003	42,652

Loss from operations	(2,565,340)	(13,972)	(2,794,003)	(41,752)

Other Income (expense)

Interest and bank charges	605	4,090	1,329	9,900
Gain on change in fair value of derivative liabilities	—	(15,329)	—	(2,578)
Total other (expenses)	605	(11,239)	1,329	7,322

Income taxes	—	—	—	—
Net loss	(2,565,945)	(2,733)	(2,795,332)	(49,074)
Foreign currency translation adjustment	(1)	10	(31)	88
COMPREHENSIVE LOSS	(2,565,946)	(2,723)	(2,795,363)	(48,986)

Loss per share, basic and diluted	(0.03)	(0.00)	(0.03)	(0.00)

Weighted average number of common stock outstanding, basic and diluted	93,530,994	90,009,420	93,336,506	90,003,163

See accompanying notes

INTELLIGENT CLOUD RESOURCES INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2017	2016
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(2,795,332)	(49,074)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense - accretion of convertible notes	—	2,431
(Gain) Loss on change in fair value of derivatives	—	(2,578)
Write-Off of prepayments	90,090	—
Stock based compensation	2,280,000
Interest accrued on notes converted into stock	—	7,131

Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	—
Accounts payable and accrued liabilities	76,672	(56,819)
Due to a related party	147,457	—
Net cash used in operating activities	(203,613)	(98,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock / stock subscriptions	175,520	34,970
Due to a stockholder	—	17,303
Cash Overdraft	481	—
Net cash provided by financing activities	176,001	52,273

Effect of foreign currency translation	(31)	88

Net (decrease) increase in cash during the year/period	(27,643)	(46,548)

Cash, beginning of the period	27,643	74,639
Cash, end of the period	—	28,091

Non Cash Transactions
Stock issued for advance	15,000	—

Supplemental Disclosure:
Interest paid	—	—
Income taxes	—	—

See accompanying notes

 INTELLIGENT CLOUD RESOURCES INC.

1.	NATURE OF OPERATIONS

Intelligent Cloud Resources Inc. (the “Company”) was incorporated on March 27, 2014 in the state of Nevada. The Company is engaged in providing IT solutions, Cloud based and telecommunication services. The Company’s principal place of business is located at 8-2857 Sherwood Heights Drive, Oakville Ontario L6J7J9, CANADA.

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

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services

Reclassification of comparative figures

Certain of the prior period figures have been reclassified to align with Management’s current view of the Company’s operations.

4.	STOCKHOLDERS’ EQUITY

COMMON STOCK - AUTHORIZED

As at September 30, 2017, the Company is authorized to issue 100,000,000 shares of common stock, with par value of $0.001.

COMMON STOCK - ISSUED AND OUTSTANDING

During the nine month period ended September 30, 2017, the Company issued 1,276,666 shares of common stock, including 1,176,666 shares for $175,520 in cash to investors in a private placement and 100,000 shares against $15,000 cash advances received during the fiscal year ended December 31, 2016.

On September 30, 2017, the Company issued 4,000,000 shares of common stock to a third party in connection with providing consulting services. These shares were fair valued at $2,280,000, determined based on the market price on the date of completion of services, and expensed as part of other professional fees during the three months ended September 30, 2017.

As of September 30, 2017, there were 97,555,993 shares of common stock issued and outstanding (December 31, 2016 - 92,279,327).

As of September 30, 2017, the Company has no cash advances for common shares to be issued (December 31, 2016 - $14,978)

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

As of February 2017, Christopher Pay has been appointed Director of the Company and as of July 21, 2017, Christopher Pay was appointed CEO of the Company. Christopher Pay is also the CEO of Mobile Lads and 2440499 Ontario Inc is a wholly owned subsidiary of Mobile Lads. Prepaid expenses include $nil for purchase of inventory (December 31, 2016 - $90,090).

There were also advertising and promotion expenses of $231,085 related to payments made to Mobile Lads and 2440499 Ontario Inc under agreements.

As of September 30, 2017, the balance due to related party is $149,254 (December 31, 2016 - $1,797). Of the total balance due to related party, $ 1,797 is due to Mobile Lads (December 31, 2016 - $ 1,797) and $147,457 is due to 2440499 Ontario Inc (December 31, 2016 - $ 0). The amounts payable are due on demand and non-interest bearing.

6.	WRITE-OFF OF PREPAYMENTS

Prepayments amounting to $90,090 for payments of purchase of inventory to a related party have been written-off during the three months ended September 30, 2017. Deposit for the purchase of inventory was made in December 2016 and no inventory has been received to date and no pre-inspection deadline has been met.

7.	SUBSEQUENT EVENTS

As previously announced, Intelligent Cloud Resources Inc. (the “Company”) entered into a definitive agreement on July 21, 2017 to license Fonia Mobile and Fonia Financial (collectively “Fonia”) in the State of Florida and the Caribbean, referenced previously as the “instant access mobile” products from inception to launch.

As of October 20, 2017, the Company has acquired the exclusive license rights expanding the license nationwide across the United States.

The Company’s exclusive focus is now the commercialization of Fonia.

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

The Company’s fiscal year end is December 31. The Company’s principal executive office and mailing address is 8-2657 Sherwood Heights Drive, Oakville, Ontario L6J7J9 CANADA. Our telephone number is (647)478-6385.

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

During the next 12 months, management anticipates spending approximately $420,000 on the development, marketing and sales of the Technology.

The estimated breakdown is as follows:

Purpose	Amount
Payroll	$180,000.00
Research and Development	$28,000.00
Marketing	$57,000.00
Professional and Consulting Fees	$50,000.00
Office Lease Expenses	$30,000.00
Travel Expenses	$20,000.00
Management and Operational Costs	$30,000.00
Miscellaneous Costs	25,000.00
Total	$420,000.00

Results of Operations – Three and Nine months ended September 30, 2017 and 2016

A summary of our operations for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Revenue	$-	900
Professional Fees	2,359,904	28,399
Salaries and wages	105,500	13,559
Interest and Bank Charges	1,329	9,900
Change in fair value of derivatives	-	(2,578)
General expenses	-	694
Write-off of prepayment	90,090	-
Advertising and marketing expenses	238,509
Total Operating Expenses	2,794,003	42,652
Net Loss	$2,795,332	49,074

A summary of our operations for the three months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016

Revenue	$-	-
Professional Fees	2,323,783	9,272
Salaries and wages	66,500	4,500
Interest and Bank Charges	605	4,090
Gain on Change in fair value of derivatives	-	(15,329)
General expenses	-	200
Write-off of prepayment	90,090	-
Advertising and marketing expenses	84,967
Total Operating Expenses	2,565,340	13,972
Net Loss	$2,565,945	2,733

Revenue

The Company has conducted minimal operations since inception. Minimal revenue has been generated by the Company from March 27, 2014 (Inception) to September 30, 2017. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2017 were $2,565,340 and $2,794,003 respectively.

Operating expenses for the three months ended September 30, 2017 mainly comprised advertising and marketing expenses of $84,967, write-off of prepayment of $90,090, professional fees of $2,323,783 including stock based compensation for services provided by a third party of $2,280,000 and salaries and wages amounting to $66,500.

Operating expenses for the nine months ended September 30, 2017 mainly comprised advertising and marketing expenses of $238,509, write-off of prepayment of $90,090 stock based compensation $2,280,000, legal fee amounting $10,130, bookkeeping and review fee amounting to $11,110 and other filing and edgarization fee amounting to $58,664, all included in Professional Fees above, along with salaries and wages amounting to $105,500.

Total operating expenses for the three and nine months ended September 30, 2016 were $13,972 and $42,652, respectively.

Operating expenses for the three months ended September 30, 2016 mainly comprised, professional fees of $9,272, salaries and wages amounting to $4,500.

Operating expenses for the nine months ended September 30, 2016 mainly comprised legal fee amounting to $9,145, bookkeeping and review fee amounting to $11,650 and other filing and edgarization fee amounting to $7,604, all included in Professional Fees above, along with salaries and wages amounting to $13,559.

Operating expenses are higher in the nine months ended September 30, 2017 because of the stock based compensation, legal expenses in relation to the initial filings, salaries and wages which were not booked in the comparative nine months.

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

Net Losses

For the nine months ended September 30, 2017 and 2016, the Company had a net loss of $2,795,363 and $48,986, respectively.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash of $0. The Company’s liabilities as of September 30, 2017 were $286,955, which comprised cash overdraft of $481, accrued liabilities amounting to $137,220, and an amount of $149,254 due to related parties. As at September 30, 2017, the Company had a working capital deficit of $284,455.

As of September 30, 2016, the Company had cash of $28,091. The Company’s liabilities as of September 30, 2016 were $42,644, which comprised accrued liabilities amounting to $19,512, an amount of $22,152 due to shareholders, and an amount of $980 due to related parties. As at September 30, 2016, the Company had a working capital deficit of $14,553.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30, 2017 $	For the nine months ended September 30, 2016 $
Net Cash (Used in) Operating Activities	(203,613)	(98,909)
Net Cash Used In Investing Activities	-	-
Net Cash Provided by Financing Activities	176,001	52,273
Net (Decrease) Increase in Cash and Cash Equivalents	(27,643)	(46,548)

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2017, we have not generated significant revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Our financial statements do not include any comparative information as there were no significant transactions for the nine months ended September 30, 2017.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2017.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the nine months ended September 30, 2017. Actual results could differ from those estimates made by management.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 28, 2017

Intelligent Cloud Resources, Inc.

/s/ Christopher Pay
Name: Christopher Pay
Chief Executive Officer
(Principal Executive Officer)

